Form 10-Q
period 1996-06-30
JETFLEET AIRCRAFT L P
filed 1996-08-20
CIK 846927

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to


                          Commission File Number:  0-19216

                               JETFLEET AIRCRAFT, L.P.
                (Exact name of registrant as specified in its charter)

                                     California
                          (State or other jurisdiction of
                           incorporation or organization)

                           1440 Chapin Avenue, Suite 310
                               Burlingame, California
                      (Address of principal executive office)

                                       94010
                                     (Zip Code)

                                     94-3087300
                       (I.R.S. Employer Identification No.)
                         of incorporation or organization)

                                  (415) 696-3900
                (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.        Yes    /X/      No

On August 14, 1996, 296,069 Limited Partnership Units were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                               JetFleet Aircraft, L.P.
                                   Balance Sheets

ASSETS

                                                 June 30,        December 31,
                                                   1996              1995
                                               (Unaudited)
                                                ----------       -----------
Current assets:
     Cash                                      $    55,480      $     96,184
     Lease payments receivable                     180,000           180,000
     Receivable from affiliates                      1,742            45,856
                                               -----------      ------------
          Total current assets                     237,222           322,040
Aircraft under operating leases and
  aircraft held for operating leases, net of
  accumulated depreciation of $3,534,647
  in 1996 and $3,014,002 in 1995                 2,848,990         3,369,635
Lease payments receivable                           75,000           165,000
Organization costs, net of accumulated
  amortization of $65,996 in 1996 and
  $64,966 in 1995                                      619             1,649
                                               -----------      ------------
                                               $ 3,161,831      $  3,858,324
                                               ===========      ============
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                          $    14,688      $     28,109
     Accrued maintenance costs                      16,886            58,984
     Payable to affiliates                               -            45,000
     Prepaid rents                                  11,113                 -
     Unearned interest income                       30,777            45,417
                                               -----------      ------------
          Total current liabilities                 73,464           177,510
Unearned interest income                             3,134            14,674
                                               -----------      ------------
Total liabilities                                   76,598           192,184
Partners' capital                                3,085,233         3,666,140
                                              ------------      ------------
                                              $  3,161,831      $  3,858,324
                                              ============      ============

See accompanying notes.

                                JetFleet Aircraft, L.P.
                               Statements of Operations
                                      (Unaudited)

                                         For the                 For the
                                       Six Months              Three Months
                                     Ended June 30,           Ended June 30,
                                     1996    1995            1996      1995
                                     ----    ----            ----      ----
Revenues:
     Rental income             $  276,322  $ 276,837    $ 149,274  $ 141,600
     Interest income               26,384     39,493       12,411     18,977
                               ----------  ---------    ---------  ---------
                                  302,706    316,330      161,685    160,577
                               ----------  ---------    ---------  ---------
Costs and expenses:
Amortization of
       organization costs           1,030       4,949         405      2,407
     General and administrative    61,616      32,562      29,575     12,371
     Maintenance costs             35,000      32,006           -     13,945
      Depreciation of aircraft    520,645     520,645     260,323    260,323
                               ----------  ----------   ---------  ---------
                                  618,291     590,162     290,303    289,046
                               ----------  ----------   ---------  ---------
Net loss                       $ (315,585) $ (273,832)  $(128,618) $(128,469)
                               ==========  ==========   =========  =========
Allocation of net loss:

    General partners           $   (3,155) $   (2,738)  $  (1,286) $  (1,285)
    Limited partners             (312,430)   (271,094)   (127,332)  (127,184)
                               ----------  ----------   ---------  ---------
                               $ (315,585) $ (273,832)  $(128,618) $(128,469)
                               ==========  ==========   =========  =========
    Per Limited
      Partnership Unit         $    (1.06) $    (0.92)  $   (0.43) $   (0.43)
                               ==========  ==========   =========  =========
Limited Partnership
 Units outstanding                296,069     296,069     296,069    296,069
                               ==========  ==========   =========  =========









See accompanying notes.

                                JetFleet Aircraft, L.P.
                               Statements of Cash Flows
                                     (Unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                       1996        1995
                                                       ----        ----
Net cash provided by operating activities          $  134,618  $  159,886

Investing activities -
    Payments received on capital lease                 90,000      60,000

Financing activities -
    Distributions                                    (265,322)   (215,136)
                                                   ----------   ---------
Net (decrease) / increase in cash                     (40,704)      4,750

Cash, beginning of period                              96,184     117,027
                                                   ----------  ----------
Cash, end of period                                $   55,480  $  121,777
                                                   ==========  ==========

























See accompanying notes.

                                 JetFleet Aircraft, L.P.
                             Notes to Financial Statements
                                     June 30, 1996
                                      (Unaudited)

1.  Basis of Presentation

    JetFleet Aircraft, L.P. ("JetFleet"), a California limited partnership, was formed on February 16, 1989 and commenced operations in November 1989.
The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of CMA Capital Group, the Corporate General Partner, necessary for a fair presentation of the financial results for such periods. The results of operations for such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in JetFleet's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Aircraft Under Operating Leases

    deHavilland Aircraft

    JetFleet owns a 24.37% undivided interest in a deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and a 95.90% undivided interest in a deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57"). The remaining undivided interests in these two aircraft are owned by the seller and JetFleet Aircraft II, L.P. ("JetFleet II"), a California limited partnership and an affiliate of JetFleet (collectively, the "Co-Owners").

    S/N 57 was subject to a triple net lease with Johnson Controls World Services, Inc. ("JCWS") for a two year term, renewable in one year increments for an aggregate period of eight years. JCWS operated S/N 57 under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested.

    During 1994, the lease with JCWS for S/N 57 was extended through September 30, 1995, at reduced rent of $46,000 per month, of which JetFleet's share was $44,114. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet's management anticipates that the lease will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect.
During 1995 the lease was extended through September 30, 1996. JetFleet's management has proposed an extension of the lease for S/N 57 through September 30, 1998 at a reduced rental rate of $40,000 per month with an option to extend the term for two additional years.

    Raytheon placed S/N 57 in its Inspection and Repair as Necessary ("IRAN") program. The IRAN program was established as an interim inspection. The program includes corrosion evaluation, structural inspections, equalized maintenance and interior refurbishment. During 1995, Raytheon spent an estimated $1,100,000 on the IRAN check for S/N 57.

                                 JetFleet Aircraft, L.P.
                             Notes to Financial Statements
                                     June 30, 1996
                                      (Unaudited)

2.  Aircraft Under Operating Leases (continued)


    S/N 72, which, at the time of purchase, was subject to the same contract with JCWS as S/N 57, was returned by JCWS during June 1993. In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period December 22, 1993 through September 1, 1994 at a monthly rental rate of $38,800. Upon its return by AGES, S/N 72 underwent certain scheduled maintenance and other repair work.

    On March 31, 1995, S/N 72 was leased to the National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") for a term of six months at a monthly rental rate of $35,000 to be paid to the Co-Owners based upon their pro rata ownership of the aircraft. Air Niugini paid a security deposit of $105,000. The lease was subsequently extended until October 31, 1995. JetFleet collected a total of $53,060 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet its pro-rata share of maintenance costs of $31,710. Upon its return by Air Niugini, S/N 72 underwent certain scheduled maintenance and other repair work.

    On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months at a monthly rental rate of $47,500 to be paid to the Co-Owners based upon their pro rata ownership of the aircraft. Air Tindi has provided a letter of credit in the amount of $142,000 which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet its pro-rata share of maintenance costs of $265.00 per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories.

3.  Investment in Capital Lease

    McDonnell Douglas DC-9-32 Aircraft

    JetFleet owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"). The remaining 50.00% interest is owned by JetFleet
II. The DC-9 is leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000 (the "DC-9 Lease"), of which JetFleet is entitled to $15,000. The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to the Co-Owners. JetFleet's investment in the DC-9 is being accounted for as a capital lease. During the three months and six months ended June 30, 1996, JetFleet recorded $12,266 and $26,180, respectively, of interest income attributable to the DC-9 Lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1996, JetFleet had cash balances of $55,480. This amount was held for the distribution made to the Unitholders in July 1996 and to pay accrued expenses.

    During the quarter, JetFleet's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

    JetFleet uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet does not anticipate that it will incur significant operating expenses in connection with ownership of its aircraft as long as they remain on lease. However, JetFleet has incurred repair costs in 1996 for S/N 72 which are $35,000 in excess of the amounts collected from lessees. These repair costs are the result of maintenance performed to enhance the aircraft's marketability.

    JetFleet currently has available adequate reserves to meet its immediate cash requirements.

    Since May 1995, JetFleet has made distributions at an annualized rate of 4%, as compared to 3% from January through April 1995, primarily because S/N 72 was on lease from April through October 1995. As discussed above, S/N 72 was delivered to Air Tindi on April 25, 1996 under a thirty-six month lease.

    1996 versus 1995

    Cash flows from operations decreased by approximately $25,000 primarily due to an increase of approximately $29,000 in cash outflows related to general and administrative costs associated with the ongoing management of JetFleet's portfolio as well as the increased costs of administering investor-related inquiries.

    Cash flows from investing activities increased approximately $30,000 in 1996 primarily because the capital lease for the DC-9 entered into in December, 1994 included an initial prepayment provision requiring three monthly payments in advance (December 1994 and January and February 1995).

    In 1996 and 1995, there were no financing sources of cash. Cash distributions to Unitholders increased by approximately $50,000, or by $0.17 per Limited Partnership Unit outstanding. The increased distributions to Unitholders resulted from distributing the cash received in excess of operating expenses from S/N 72 during its on-lease periods during 1995 and 1996.

Results of Operations

    JetFleet recorded net losses of ($315,585) and ($273,832) or ($1.06) and ($0.92) per Limited Partnership Unit outstanding for the six months ended June 30, 1996 and 1995, respectively, and ($128,618) and ($128,469) or ($0.43) and
($0.43) per Limited Partnership Unit outstanding for the three months ended June 30, 1996 and 1995, respectively. The increased loss for the six month period in 1996 relative to 1995 was primarily a result of the increase of approximately $29,000 in general and administrative costs as well as a decrease of approximately $13,000 in income recognized from the capital lease for the DC-9. For the three month periods in 1996 and 1995, net income was approximately the same. However, maintenance expense decreased $14,000 while general and administrative expenses increased $16,000, and a decrease of $6,500 in interest income recognized from the capital lease for the DC-9 was offset by an increase of $8,000 in rental income.

    1996 versus 1995

    Rental income was essentially the same during the six month periods in 1995 and 1996 but was $8,000 higher during the three month period in 1996 versus 1995 due to the increased rent received from S/N 72 during 1996. Interest income from the capital lease for the DC-9 was $6,500 lower during the three month period in 1996 versus 1995 due to the decreasing lease payments receivable.

    There was no change in depreciation from 1995 to 1996.

    There was no accrual or payment of the base management, incentive management or re-lease fees for 1996 or 1995 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

    General and administrative expenses increased approximately $29,000 and $16,000 for the six month and three month periods, respectively, due to increased costs associated with the ongoing management of JetFleet's portfolio as well as the increased costs of administering investor-related inquiries.
As mentioned above, JetFleet has incurred repair costs in 1996 for S/N 72 which are $35,000 in excess of the amounts collected from lessees, an increase of approximately $3,000 from 1995.

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JETFLEET AIRCRAFT, L.P.

                                        By:  CMA Capital Group,
                                        Managing General Partner


DATE: August 14, 1996                   By:    /s/ Neal D. Crispin
                                        Neal D. Crispin
                                        Title:  Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated.


Signature                               Title


/s/ Neal D. Crispin                     Chief Executive and Chief Financial
- ---------------------                   Officer and Chairman of the Board of
Neal D. Crispin                         Directors of the Managing General
                                        Partner


/s/ Richard D. Koehler                  Executive Vice President and
- ---------------------                   Director of the Managing General
Richard D. Koehler                      Partner


                                    EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
- -----------                     -----------                       --------
EX-27                           Financial Data Schedule