Form 10-Q
period 1996-09-30
JETFLEET AIRCRAFT L P
filed 1996-11-14
CIK 846927

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q




[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1996

                                      or

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

                              94-3087300
               (I.R.S. Employer Identification Number)

                  1440  CHAPIN  AVENUE,  SUITE  310
                        BURLINGAME,  CALIFORNIA
             (Address  of  principal  executive  office)

                               94010
                            (Zip Code)


     Registrant's  telephone  number,  including area code:     (415) 696-3900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.          X      Yes           No



On  November  14,  1996,  296,069  Limited Partnership Units were outstanding.

PART  I.          FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


                          JetFleet Aircraft, L.P.
                              Balance Sheets



                                 ASSETS


                                    September  30,          December  31,
                                        1996                    1995
                                     (Unaudited)



Current assets:

     Cash                          $      83,995           $     96,184
     Lease payments receivable           180,000                180,000
     Receivable from affiliates                -                 45,856
                                   -------------           ------------
       Total current assets              263,995                322,040

Aircraft under operating leases and
aircraft held for operating leases,
net of accumulated depreciation
of $3,794,970 in 1996
and $3,014,002 in 1995                 2,588,667              3,369,635

Lease payments receivable                 30,000                165,000

Organization costs, net of accumulated
amortization of $66,400 in 1996 and
$64,966 in 1995                              214                  1,649
                                   -------------           ------------

                                   $   2,882,876           $  3,858,324
                                   =============           ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

       Accounts payable            $       1,167           $    28,109
       Accrued maintenance costs               -                58,984
       Payable to affiliates              30,280                45,000
       Prepaid rents                      11,113                     -
       Unearned interest income           22,869                45,417
                                   -------------           -----------
       Total current liabilities          65,429               177,510

Unearned interest income                     510                14,674
                                   -------------           -----------

Total liabilities                         65,939               192,184

Partners' capital                      2,816,937             3,666,140
                                   -------------           -----------

                                   $   2,882,876           $ 3,858,324
                                   =============           ===========

See  accompanying  notes.



                              JetFleet  Aircraft,  L.P.
                             Statements  of  Operations
                                    (Unaudited)


                     For  the  Nine  Months          For  the  Three  Months
                      Ended  September  30,           Ended  September  30,
                         1996          1995             1996          1995



Revenues:

   Rental income       $   436,708  $   426,625    $   160,386  $   149,788
   Interest income          36,916       56,872         10,532       17,379
                       -----------  -----------    -----------  -----------

                           473,624      483,497        170,918      167,167

Costs and expenses:

   Amortization of
     organization costs      1,435        6,676            405        1,727
   General and
     administrative         90,024       47,570         28,408       15,008
   Maintenance costs        35,000       32,006              -            -
   Depreciation of
     aircraft              780,968      780,968        260,323      260,323
                       -----------  -----------    -----------  -----------
                           907,427      867,220        289,136      277,058
                       -----------  -----------    -----------  -----------
Net loss               $ ( 433,803) $ ( 383,723)   $ ( 118,218) $ ( 109,891)
                       ============ ===========    ===========  ===========

Allocation of net loss:

   General partners    $   ( 4,338) $   ( 3,838)   $   ( 1,182) $  ( 1,099)
   Limited partners      ( 429,465)   ( 379,885)     ( 117,036)  ( 108,792)
                       -----------  -----------    -----------  ----------
                       $ ( 433,803) $ ( 383,723)   $ ( 118,218) $( 109,891)
                       ===========  ===========    ===========  ==========

 Per Limited
    Partnership Unit   $   ( 1.45)  $    ( 1.28)   $    ( 0.40) $   ( 0.37)
                       ===========  ===========    ===========  ==========

Limited Partnership
 Units outstanding         296,069      296,069        296,069    296,069
                       ===========  ===========    ===========  ==========

















See  accompanying  notes.



                               JetFleet  Aircraft,  L.P.
                              Statements  of  Cash  Flows
                                    (Unaudited)


                                               For  the  Nine  Months
                                                Ended  September  30,
                                                 1996          1995




Net cash provided by operating activities  $   268,211      $   290,508

Investing activities-
      Payments received on capital lease       135,000          105,000

Financing activities -
      Distributions                          ( 415,400)       ( 365,149)
                                           -----------       ----------

Net (decrease) / increase in cash             ( 12,189)          30,359

Cash, beginning of period                       96,184          117,027
                                           -----------      -----------

Cash, end of period                        $    83,995      $   147,386
                                           ===========      ===========
































See  accompanying  notes.

                           JetFleet Aircraft, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)


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

2.          Aircraft  Under  Operating  Leases

     deHavilland  Aircraft

     JetFleet owns a 24.37% undivided interest in a deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") and a 95.90% undivided interest in a deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57"). The remaining undivided interests in these two aircraft are owned by the seller and JetFleet
 Aircraft  II,  L.P. ("JetFleet II "), a California limited partnership and an
affiliate  of  JetFleet    (collectively,  the  "Co-Owners").

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

     During 1994, the lease with JCWS for S/N 57 was extended through September 30, 1995, at reduced rent of $46,000 per month, of which JetFleet's share was $44,114. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options.
 The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet's management anticipates that the lease will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996. An agreement recently has been reached to extend the lease for S/N 57 through September 30, 1998 at a reduced rental rate of $38,500 per month, of which JetFleet's share is $36,922, with an option to extend the term for two additional years.

                           JetFleet Aircraft, L.P.
                        Notes to Financial Statements
                              September 30, 1996
                                 (Unaudited)

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

3.          Investment  in  Capital  Lease

     McDonnell  Douglas  DC-9-32  Aircraft

     JetFleet owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"). The remaining 50.00% interest is owned by JetFleet II . The DC-9 is leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000 (the "DC-9 Lease"), of which JetFleet is entitled to $15,000. The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to the Co-Owners. JetFleet's investment in the DC-9 is being accounted for as a capital lease. JetFleet recorded $10,530 and $36,710 of interest income attributable to the DC-9 Lease during the three months and nine months ended September 30, 1996, respectively.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                    FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Capital  Resources  and  Liquidity

     At the end of the third quarter of 1996, JetFleet had cash balances of $83,995. This amount was held for the distribution made to the Unitholders in October 1996 and to pay accrued expenses.

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

     Cash flows from operations decreased by approximately $22,000 primarily due to an increase in net loss and decreases in trade payables, accrued maintenance and unearned interest income which were only partially offset by a net decrease in receivables from affiliates, prepaid rents and amortization of organization costs.

     Cash flows from investing activities increased approximately $30,000 in 1996 primarily because the capital lease for the DC-9, entered into in December, 1994, included an initial prepayment provision requiring three monthly payments in advance (December 1994 and January and February 1995).

     In 1996 and 1995, there were no financing sources of cash. Cash distributions to Unitholders increased by approximately $50,000, or by $0.17 per Limited Partnership Unit outstanding. The increased distributions to Unitholders resulted from distributing the cash received in excess of operating expenses from S/N 72 during its on-lease periods during 1995 and 1996.

Results  of  Operations

     JetFleet recorded net losses of ($433,803) and ($383,723) or ($1.45) and ($1.28) per Limited Partnership Unit outstanding for the nine months ended September 30, 1996 and 1995, respectively, and ($118,218) and ($109,891) or
($0.40) and ($0.37) per Limited Partnership Unit outstanding for the three months ended September 30, 1996 and 1995, respectively. The increased loss for the nine month period in 1996 relative to 1995 was primarily a result of the increase of approximately $42,000 in general and administrative costs as well as a decrease of approximately $20,000 in income recognized from the capital lease for the DC-9 which were partially offset by an increase of $10,000 in rental income. The $9,000 increase in net loss for the three month period in 1996 versus 1995 was primarily due to a $13,000 increase general and administrative expenses and a $7,000 decrease in interest income recognized from the capital lease which were only partially offset by an increase of $11,000 in rental income.

     1996  versus  1995

     Rental income was $10,000 higher during the nine month period in 1996 versus 1995 and $11,000 higher during the three month period in 1996 versus 1995 due to the increased monthly rent received from S/N 72 during 1996. Interest income from the capital lease for the DC-9 was $20,000 lower during the nine month period in 1996 versus 1995 and $7,000 lower during the three month period in 1996 versus 1995 due to the decreasing lease payments receivable.

     There  was  no  change  in  depreciation  from  1995  to  1996.

     There was no accrual or payment of the base management, incentive management or re-lease fees for 1996 or 1995 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

     General  and  administrative expenses increased approximately $42,000 and
$13,000 for the nine month and three month periods, respectively, of 1996 versus 1995, due to increased costs associated with the ongoing management of JetFleet's portfolio as well as the increased costs of administering investor-related inquiries. As mentioned above, JetFleet has incurred repair costs in 1996 for S/N 72 which are $35,000 in excess of the amounts collected from lessees, an increase of approximately $3,000 from 1995.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1996.


     JETFLEET  AIRCRAFT,  L.P.



By:                            CMA Capital Group,
                               Managing General Partner


     By:                       /s/ Neal D. Crispin
                               Neal D. Crispin
                               Title:  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 14, 1996.





Signature               Title
----------------------  ------------------------------------




/s/ Neal D. Crispin     Chief Executive and Chief Financial
----------------------
Neal D. Crispin         Officer and Chairman of the Board of
                        Directors of the Managing General
                        Partner


/s/ Richard D. Koehler  Executive Vice President and
----------------------
Richard D. Koehler      Director of the Managing General
                        Partner

                                    EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
-----------                     -----------                       --------
EX-27                           Financial Data Schedule