Form 10-K
period 1996-12-31
JETFLEET AIRCRAFT L P
filed 1997-03-31
CIK 846927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-19216

                             JETFLEET AIRCRAFT, L.P.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                              94-3087300
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                       CMA CAPITAL GROUP
                 1440 CHAPIN AVENUE, SUITE 310
                    BURLINGAME, CALIFORNIA               94010
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (415) 696-3900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:


                                                   Name of each exchange
           Title of each class                      on which registered
UNITS OF LIMITED PARTNER INTERESTS                         NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.    YES X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 28, 1997 the aggregate market value of the Units held by non-affiliates (computed by reference to the price at which the Units were sold) was $14,803,450.

As of March 28, 1997 the Registrant has 296,069 Units issued and outstanding, 200 of which are owned by a General Partner and 2,400 of which are owned by an affiliate of the General Partners.

DOCUMENTS INCORPORATED BY REFERENCE:NONE


                                    PART I

ITEM 1:       BUSINESS

                  JetFleet(TM) Aircraft, L.P. ("JetFleet(TM)") is a California limited partnership formed on February 16, 1989 for the purpose of acquiring, on an all cash basis, commercial aircraft which are already in service pursuant to triple net leases with commercial airlines (whether foreign or domestic). The general partners of JetFleet(TM) are CMA Capital Group (the "Corporate General Partner") and its founding principals, Neal D. Crispin and Richard D. Koehler (the "Individual General Partners"). The Corporate General Partner is responsible for selecting and marketing JetFleet's(TM) aircraft. Security Pacific Leasing Corporation, which merged in 1992 into BankAmerica Leasing & Capital Group ("BankAmerica"), has performed services for JetFleet(TM), on a best efforts basis, in connection with the acquisition and marketing of aircraft by JetFleet(TM), under the direction of the Corporate General Partner. Also, under an agreement with JetFleet(TM) Management Corp. ("JMC"), a California corporation formed in January 1994 and an affiliate of the Corporate General Partner, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet(TM).

                  JetFleet's(TM) principal objectives are: (i) to generate substantial cash from operations and to distribute all cash in excess of the amount required for operating expenses and cash reserves; (ii) to preserve and protect the value of JetFleet's(TM) assets and reduce business risks through all-cash purchases of aircraft; and (iii) to maximize returns from the ultimate sale of the aircraft at the highest available price.

                  From June 1989 to June 1991 JetFleet(TM) offered units of limited partner interests ("Units") pursuant to a prospectus filed under the Securities Act of 1933, as amended (the "Prospectus").

                  During 1989 and 1990, JetFleet(TM) raised $7,200,250 from the sale of 144,005 Units to 549 Unitholders and purchased a Boeing 727-231, serial number 19559 ("Boeing 727") on lease to Trans World Airlines ("TWA").

                  From January 1991 to June 1991, JetFleet(TM) raised $7,603,200 from the sale of 152,064 Units to 658 Unitholders. Most of these proceeds were used to purchase from Aviation Enterprises 1988, Inc. ("AEI 1988") a 99.90% undivided interest in a deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57") which, at the time of purchase, was on lease to Johnson Controls World Services, Inc. ("JCWS") pursuant to a contract with the United States Army. The contract with the United States Army was recently awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). AEI 1988 retained the remaining .10% undivided interest. During 1992, an affiliate of the seller, Aviation Enterprises, Inc. ("AEI") purchased an additional undivided interest of 4.00% in S/N 57 for $196,800, the same price for which it was originally sold to JetFleet(TM). JetFleet(TM) recognized a gain of $15,488 in connection with this transaction. On April 30, 1992, JetFleet(TM) Aircraft II, L.P., a California limited partnership affiliated with JetFleet(TM) which, like JetFleet(TM), was formed to purchase interests in a portfolio of aircraft and aircraft engines ("JetFleet II(TM)"), purchased a 4.00% undivided interest in S/N 57 from AEI for $196,800, the same price for which it was originally sold to JetFleet(TM).

                  The remaining proceeds raised in JetFleet's(TM) offering of Units were used in November 1991 to purchase a 24.37% undivided interest in a deHavilland DHC-7-103 aircraft, serial number 72 ("S/N 72") which, at the time of purchase, was on lease pursuant to the same United States Army contract that applies to S/N 57. JetFleet(TM) purchased its undivided interest from Capital Management Associates ("CMA"), a corporation owned by one of the Individual General Partners of JetFleet(TM). CMA had purchased S/N 72 from AEI 1988 using a combination of bank, seller and other financing. During 1991 and 1992, CMA sold an incremental 75.53% of the aircraft to JetFleet II(TM). AEI purchased the remaining .10% undivided interest pursuant to a purchase option.

                  On April 18, 1994, JetFleet(TM) sold the Boeing 727 for $445,000, before remarketing fees, to Amtec Jet, Inc., incurring a loss of $219,885. On December 16, 1994, JetFleet(TM) purchased a 50.00% undivided interest in a McDonnell Douglas DC-9-32, serial 47236 ("DC-9") for $400,000. JetFleet II(TM) purchased the remaining 50.00% interest at the same time. The DC-9 was leased back to the seller, Interglobal, Inc., under a capital lease.

Aircraft

                  As indicated below, approximately 71% of JetFleet's(TM) portfolio of Aircraft (based on purchase price) is subject to an operating lease with Raytheon pursuant to a contract with the United States Army; approximately 6% is subject to a capital lease with Interglobal, Inc. pursuant to a sub-lease with Aero California S.A. de CV; and the remainder of the portfolio is subject to an operating lease with Air Tindi. Due to FAA regulations, the Boeing 727, S/N 57 and S/N 72 were purchased in the name of a trust, the sole beneficial interest of which is owned by JetFleet(TM).

Boeing 727

                  In 1989 and 1990, JetFleet(TM) purchased the Boeing 727-231 (Registration Number N12302), equipped with three Pratt & Whitney JT8D-9A engines, for a purchase price of $6,090,000. Acquisition and legal fees were capitalized to bring the total investment in the Boeing 727 to $6,185,408. In 1991, JetFleet(TM) recorded a provision for impairment in value of $3,740,434 to reduce the recorded value at December 31, 1991 to $1,500,000.

                  At the time the Boeing 727 was purchased, it was under an initial lease (the "Initial Lease") to Trans World Airlines, Inc. ("TWA")
through January 1994. In two amendments to the Initial Lease in March 1991 and March 1992, JetFleet(TM) agreed to lower monthly rental amounts while maintaining the lease expiration date at January 31, 1994. A third amendment provided for rent based on hourly usage and extended the lease expiration date to April 11, 1994.


                  On April 18, 1994, JetFleet(TM)sold the Boeing 727 for $445,000 to Amtec Jet, Inc., incurring a loss of $219,885.

S/N 57 and S/N 72 (collectively, the "Dash-7s")

                  As indicated above, JetFleet(TM) has purchased undivided interests of 95.90% and 24.37% in S/N 57 and S/N 72, respectively, for a total purchase price of $4,989,693, including acquisition costs of $74,613 and $1,558,320, including acquisition costs of $28,820, respectively. During 1993, a collision-avoidance radar system ("TCAS") was installed on S/N 72 in order to comply with FAA regulations regarding commercial airline operations. In connection with the TCAS installation, JetFleet(TM) paid and capitalized $35,211 which represents its pro rata share of the cost.

                  The Dash-7s are each powered by four Pratt & Whitney Stage 3 PT6A-50 turboprop engines. They are known for reliability, maneuverability and versatility, featuring quiet, low vibration turboprop engines, which meet Stage 3 noise requirements. These aircraft are S.T.O.L. aircraft designed for short take-offs and landings. In addition, S/N 72, built in 1982, has been fitted with a cargo door and a removable cargo floor, enabling it to carry cargo or up to 54 passengers. S/N 57, built in 1980, is a passenger-only aircraft, carrying up to 54 passengers.

                  At the time of purchase, the Dash-7s were subject to lease agreements with JCWS as lessee and AEI as lessor. Johnson Controls, Inc., the parent corporation of JCWS, guaranteed the obligations of JCWS under the leases. In connection with the purchase of the Dash-7s, AEI assigned its rights as lessor to JetFleet(TM).

                  JetFleet(TM) agreed to pay AEI compensation equal to 4% of JetFleet's(TM) proportionate monthly lease revenues on the Dash-7s, 4% of JetFleet's(TM) proportionate gross sale or insurance proceeds of the Dash-7s during the first eight years after commencement of each of the initial leases of the Dash-7s, and 3% of any proceeds of re-lease, renewal, sale or insurance recovery thereafter. In return, AEI agreed to provide remarketing and certain other services in connection with the lease, re-lease and resale of the Dash-7s.

         S/N 57

                  Through February 15, 1995, the lease for S/N 57 was tied to a contract between the United States Army and JCWS under which JCWS provided the aircraft to the U.S. Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). During 1995 the lease was extended through September 30, 1996. During 1996 the lease was extended, at reduced rent, through September 30, 1998.

                  The S/N 57 lease is a triple net lease (in that the lessee is required to pay for maintenance, repair and operations, as well as insurance and taxes), except that costs of complying with FAA airworthiness directives and manufacturer directives in excess of $500 for any modification are to be borne by AEI, but may be recoverable by AEI from the proceeds of the resale of the Dash-7s under certain circumstances.

                  Raytheon has placed S/N 57 in its Inspection and Repair as Necessary ("IRAN") program. The IRAN program was established as an interim inspection. The program includes corrosion evaluation, structural inspections, equalized maintenance and interior refurbishment. Raytheon spent an estimated $1,100,000 on the IRAN check for S/N 57.

                  Raytheon has the right to purchase S/N 57 at any time during the term of the lease for a purchase price that declines over time. The price for 95.90% of S/N 57 would be $3,605,840 if it were purchased by Raytheon on September 30, 1998, the end of the current lease term. The Corporate General Partner does not anticipate that the purchase option will be exercised and that the lease will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect.

         S/N 72

                  In April 1993, JetFleet(TM) was notified that JCWS would not renew the lease of S/N 72. As a result of negotiations, JetFleet(TM), JetFleet II(TM) and AEI (collectively, the "Co-Owners") agreed to terminate the initial lease on S/N 72 as of June 25, 1993, after the airplane had been fully inspected to confirm that it had been returned in the condition required under the lease.

                  AEI was obligated for up to six months of rental payments for the early termination of S/N 72, net of rent payments and economic adjustments received during the period. JCWS agreed to pay an economic adjustment totaling $242,893 to the Co-Owners of S/N 72. This payment was based upon the difference between the condition of certain aircraft components at the time of S/N 72's delivery to JCWS and the time of its return to the Co-Owners. JetFleet(TM) received $12,376 from JCWS' payment of the economic adjustment, as well as $9,243 of additional rent from AEI. JCWS paid the economic adjustment during February 1994; AEI's obligation was fulfilled in January 1994.

                  On August 13, 1993, S/N 72 was re-leased to Eclipse Airlines, Inc. ("Eclipse"), an affiliate of AEI. The lease (the "Eclipse Lease") was a triple net lease with a term of one year, except that it could be canceled by any party on 30 days' notice. The rental amount, paid monthly, was equal to $400 per hour of usage during the month.

                  On October 19, 1993, due to an event of default by Eclipse under the Eclipse Lease, the Co-Owners terminated the Eclipse Lease and repossessed the aircraft. Since Eclipse had no immediate need for S/N 72, Eclipse and the Co-Owners agreed that the Co-Owners would enter into a short-term lease with another party, at the expiration of which the Eclipse lease would be reinstated. At the same time, Eclipse also paid all overdue rent and reserve charges for the months of August, September and October. The Co-Owners and Eclipse mutually agreed in June 1994 not to reinstate the Eclipse Lease.

                  On December 22, 1993 the Co-Owners entered into a lease (the "AGES Lease") with The AGES Group, L.P., a Limited Partnership ("AGES") for a term not to exceed ninety days. AGES had subleased S/N 72 to Alas Chiricanas S.A., a corporation conducting business in the Republic of Panama. The lease was subsequently extended to September 1, 1994. JetFleet(TM) collected a total of $78,351 in rents from AGES during the term of the lease.

                  Upon its return by AGES and at the direction of JetFleet(TM) management, S/N 72 underwent certain scheduled maintenance and other repair work. The costs incurred by JetFleet(TM) for the scheduled maintenance and other repair work were $61,531 in excess of the maintenance costs collected from Eclipse and AGES during the term of the lease.

                  S/N 72 was re-leased on March 22, 1995 to the National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") for a term of six months. The lease was subsequently extended until October 31, 1995. JetFleet(TM) collected a total of $53,060 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet(TM) its pro-rata share of maintenance costs of $31,710. Upon its return by Air Niugini and at the direction of JetFleet(TM) management, S/N 72 again underwent certain scheduled maintenance and other repair work.

                  On April 25, 1996, S/N 72 was leased to Air Tindi for a term of thirty-six months. Air Tindi has provided a letter of credit which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet(TM) its pro-rata share of maintenance costs per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories. During 1996, JetFleet(TM) collected a total of $91,124 of rent from Air Tindi.

McDonnell Douglas DC-9

                  As indicated above, during 1994, JetFleet(TM) purchased a 50.00% undivided interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"), for $400,000 from Interglobal, Inc. JetFleet II(TM) purchased the remaining 50.00% interest at the same time. The DC-9 was leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000 (the "DC-9 lease"), of which JetFleet(TM) is entitled to 50.00%, or $15,000. The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to Aero California S.A. de CV. JetFleet's(TM) investment in the DC-9 is being accounted for as a capital lease. The investment is essentially a financing in which JetFleet(TM) will recover its investment over the term of the lease. Interglobal, Inc. has a purchase option for a nominal amount which may be exercised upon expiration of the DC-9 lease. In 1996, JetFleet(TM) recorded $45,417 of interest income attributable to the DC-9 lease.

                  JetFleet(TM) has many competitors in the aircraft leasing industry, including aircraft leasing partnerships, leasing companies, banks and other financial institutions. The market is highly competitive. Most of JetFleet's(TM) competitors have substantially greater financial and other resources than JetFleet(TM).

ITEM 2:       PROPERTIES

                  JetFleet(TM) does not own or lease any real property, plant or materially important physical properties other than aircraft under operating as set forth in Item 1.

                  JetFleet(TM) maintains its principal office at 1440 Chapin Avenue, Suite 310, Burlingame, California, 94010. All office facilities are provided by JMC without reimbursement by JetFleet(TM).


ITEM 3:       LEGAL PROCEEDINGS

                  JetFleet(TM) is not involved in any legal proceedings.


ITEM 4:       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5:       MARKET FOR JETFLEET'S(TM) UNITS AND RELATED SECURITYHOLDER MATTERS

General

                  JetFleet(TM) Units are not publicly traded. Currently, there is no market for JetFleet(TM) Units, and it is unlikely that any market will develop. There are several secondary exchanges which will purchase limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of limited partnership units. In addition, there are certain limitations upon the transfer of Units, as described in the Prospectus and in JetFleet's(TM) Partnership Agreement.

Number of Security Holders

         Number of holders of Units of Limited
         Partner interests as of March 28, 1997:  1,045

Distributions

                  JetFleet(TM) investors may elect to receive distributions on either a monthly or quarterly basis. In 1995 and 1996, $544,202 and $593,451, respectively, or $1.84 and $2.00 per weighted average Limited Partnership Unit outstanding, of which $1.84 and $2.00, respectively, were a return of capital, were distributed to the Unitholders.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                    December 31,
                                      1992              1993             1994              1995            1996
                                      ----              ----             ----              ----            ----

Summary Balance
  Sheet Data:
     Total assets                  $6,673,065        $5,760,272       $5,033,007        $3,858,324       $2,543,761
     Aircraft under
       leases and held
       for leases                  $6,575,774        $5,711,216       $4,410,927        $3,369,635       $2,328,345
     Partners' capital             $6,441,246        $5,668,100       $4,775,444        $3,666,140       $2,478,177

                                                                     Year Ended
                                                                    December 31,
                                         1992             1993              1994             1995            1996
                                         ----             ----              ----             ----            ----
Summary of
  Operations:
     Rental income                     $1,558,737       $1,487,159       $1,026,322         $561,254         $578,602
     Gain/(loss) on sale
       of partial interest
       in aircraft                         15,488                -         (219,885)               -                -
     Net income/(loss)                   $494,432         $431,166           $6,430        ($559,605)       ($588,518)
     Net income/(loss)
       per Unit                             $1.48            $1.44            $0.02           ($1.87)          ($1.97)
     Distributions to
       Limited Partners                $1,589,764       $1,191,378         $890,114         $544,202         $593,451
     Distributions per
       Limited Partnership
       Unit                                 $5.37            $4.02            $3.01            $1.84            $2.00
     Weighted average
       Limited Partnership
       Units outstanding                  296,069          296,069          296,069          296,069          296,069


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

                  At the end of 1996, JetFleet(TM) had cash balances of $30,728. This amount was held primarily for the distribution made to the Unitholders in January 1997 and to pay accrued expenses.

                  During the year, JetFleet's(TM) primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet's(TM) liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

                  JetFleet(TM) uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet's(TM) leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet(TM) does not anticipate that it will incur significant operating expenses in connection with ownership of its aircraft as long as they remain on lease.

                  JetFleet(TM) currently has available adequate reserves to meet is immediate cash requirements.

                  During 1996, JetFleet(TM) made distributions at an annualized rate of 4%, as compared to 3% during January 1995 through April 1995 and 4% during May 1995 through December 1995. The increase for 1996 is primarily because of higher monthly rent received for S/N 72 during 1996 compared to the rent received during 1995. Future distributions will depend on the amount of lease revenue received by JetFleet(TM) for its assets.

                  If inflation in the general economy becomes significant, it may affect JetFleet(TM) inasmuch as the residual values and rates on re-leases of its aircraft may increase as the costs of similar assets increase. However, JetFleet's(TM) revenues from existing leases would not increase, as such rates are generally fixed for the terms of the leases without adjustment for inflation. At the same time, any significant inflation in the general economy may cause an increase in professional fees and general and administrative expense reimbursements.

                  If interest rates increase significantly, the lease rates that JetFleet(TM) can obtain on future leases would be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

         1996 versus 1995

                  Cash flows from operations decreased by $9,867 primarily due an increase of approximately $32,000 in general and administrative expenses which was only partially offset by an increase of approximately $17,000 in cash flows from lease-related revenues. Certain other cash expenses increased in 1996 as discussed under "Results of Operations" below. The increased cash flows from leases resulted from the increased rent received for S/N 72 during 1996.

                  Cash flows from investing activities increased $15,000 in 1996 because one less month of revenue from the DC-9 financing lease was received in 1995 as compared to 1996, the result of a prepayment of rent at the lease inception in December 1994.

                  In 1996, there were no financing sources of cash. Cash distributions to Unitholders increased by $49,249, or by $0.16 per weighted average Limited Partnership Unit outstanding. The increased distributions to Unitholders resulted from the increased monthly rent received for S/N 72.

         1995 versus 1994

                  Cash flows from operations decreased by $567,577 primarily due to a decrease of approximately $408,000 in cash flows from lease-related revenues. Certain other cash expenses increased in 1995 as discussed under "Results of Operations" below. The decreased cash flows from leases resulted from reduced rents on S/N 57 as well as S/N 72's off-lease periods during 1995.

                  Cash flows from investing activities increased approximately $88,000 in 1995 primarily because of the capital lease for the DC-9 entered into in December, 1994.

                  In 1995, there were no financing sources of cash. Cash distributions to Unitholders decreased by $345,912, or by $1.17 per weighted average Limited Partnership Unit outstanding. The decreased distributions to Unitholders resulted from reduced rents on S/N 57 as well as S/N 72's off-lease periods during 1995 which were only partially offset by the cash received as a result of the capital lease for the DC-9.

Results of Operations

                  JetFleet(TM) recorded net income of $6,430 and net losses of ($559,605) and ($588,518) in 1994, 1995 and 1996, respectively. The decrease from 1994 to 1995 was primarily a result of the decrease in rent received for the Dash-7s along with increased depreciation expense resulting from a change in the estimated economic life of the Dash-7s. The decrease from 1995 to 1996 was primarily a result of an increase in general and administrative expenses and a decrease in interest income realized from the DC-9 financing lease, which changes were only partially offset by an increase in rental income from S/N 72 and decreased amortization and maintenance expenses.

         1996 versus 1995

                  Rental income increased approximately $17,000. This was due to the higher monthly rent received for S/N 72 during 1996.

                  There was no change in depreciation from 1995 to 1996.

                  There was no accrual or payment of the base management, incentive management or re-lease fees for 1995 or 1996 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

                  General and administrative expenses and professional fees increased approximately $32,000 due to increased costs associated with the ongoing management of JetFleet's(TM) portfolio as well as the increased costs of administering investor-related inquiries. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet(TM). JMC and other third parties who perform such services receive reimbursement for those services regardless of whether or not the base management, incentive management or re-lease fees are paid. If base management, incentive management or re-lease fees are payable within a given year, such fees would be reduced to the extent that any payments are made to JMC or other third parties performing such remarketing duties.

         1995 versus 1994

                  Rental income decreased approximately $465,000. This was due to reduced rents on S/N 57 beginning in October 1994 as well as receiving no rent in 1995 as a result of the sale of the Boeing 727 in April 1994. In addition, the payments under the DC-9 financing lease, which was acquired in December 1994 with the sales proceeds from the sale of the Boeing 727, are treated as a return of capital with an imputed interest component, rather than as rental income.

                  Depreciation increased approximately $384,000 primarily as a result of JetFleet(TM) reducing its estimate of the useful life of certain aircraft.

                  There was no accrual or payment of the base management, incentive management or re-lease fees for 1994 or 1995 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

                  General and administrative expenses and professional fees increased approximately $16,000 due to increased costs associated with the ongoing management of JetFleet's(TM) portfolio as well as the increased costs of administering investor-related inquiries. See discussion above (1996 versus
1995) regarding the treatment of remarketing costs.


ITEM 8:       FINANCIAL STATEMENTS



                         REPORT OF INDEPENDENT AUDITORS



The Partners
   JetFleet(TM) Aircraft, L.P.


We have audited the accompanying balance sheets of JetFleet(TM) Aircraft, L.P., a California Limited Partnership, as of December 31, 1996 and December 31, 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JetFleet(TM) Aircraft, L.P., at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, in conformity with generally accepted accounting principles.







February 6, 1997
San Mateo, California

                           JetFleet(TM) Aircraft, L.P.
                                 Balance Sheets



                                     ASSETS

                                                                                    December 31,
                                                                              1996                 1995


Current assets:

         Cash                                                            $   30,728         $   96,184
         Lease payments receivable                                          180,000            180,000
         Reserves receivable from lessee                                      4,688                  -
         Receivable from affiliates                                               -             45,856
                                                                         ----------         ----------
         Total current assets                                               215,416            322,040

Aircraft under operating leases and aircraft
   held for operating leases,
   net of accumulated depreciation of
   $4,055,292 in 1996 and $3,014,002 in 1995                              2,328,345          3,369,635

Lease payments receivable                                                         -            165,000

Organization costs, net of accumulated
   amortization of $66,615 in 1996 and
   $64,966 in 1995                                                                -              1,649
                                                                         ----------         ----------
                                                                         $2,543,761         $3,858,324
                                                                         ==========         ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

         Accounts payable                                                $   16,000         $   28,109
         Accrued maintenance costs                                           25,277             58,984
         Payable to affiliates                                                  743             45,000
         Prepaid rents                                                        8,890                  -
         Unearned interest income                                            14,674             45,417
                                                                         ----------         ----------
         Total current liabilities                                           65,584            177,510

Unearned interest income                                                          -             14,674
                                                                         ----------         ----------

Total liabilities                                                            65,584            192,184

Partners' capital
         General partners                                                   (51,970)            (4,091)
         Limited partners (1,100,000 authorized
           Units, 296,069 issued Units in 1996 and 1995)                  2,530,147          3,706,231
                                                                         ----------         -----------
                                                                         $2,543,761         $3,858,324

See accompanying notes.

                           JetFleet(TM) Aircraft, L.P.
                            Statements of Operations




                                                                           Year Ended December 31,
                                                              1996              1995             1994

Revenues:

         Rental income, net                                $  578,602        $  561,254       $1,026,322
         Loss on sale of interest
           in aircraft                                              -                 -         (219,885)
         Interest income                                       45,705            73,827           16,356
                                                           ----------        ----------       ----------

                                                              624,307           635,081          822,793
                                                           ----------        ----------       ----------

Costs and expenses:

         Amortization of organization costs                     1,649             8,404           12,854
         Professional fees                                     22,272            26,240           68,189
         General and administrative                           112,097            75,286           16,701
         Maintenance costs                                     35,517            43,464           61,531
         Depreciation of aircraft                           1,041,290         1,041,292          657,088
                                                           ----------        ----------       ----------
                                                            1,212,825         1,194,686          816,363
                                                           ----------        ----------       ----------
Net (loss) income                                          $ (588,518)       $ (559,605)      $    6,430
                                                           ==========        ==========       ==========

Allocation of net(loss) income:

         General partners                                  $   (5,885)       $   (5,596)      $       64
         Limited partners                                    (582,633)         (554,009)           6,366
                                                           ----------        ----------       ----------
                                                           $ (588,518)       $ (559,605)      $    6,430
                                                           ==========        ==========       ==========

         Per Limited Partnership Unit                      $    (1.97)       $    (1.87)      $     0.02
                                                           ==========        ==========       ==========

Limited Partnership Units outstanding                         296,069           296,069          296,069
                                                           ==========        ==========       ==========








See accompanying notes.

                           JetFleet(TM) Aircraft, L.P.
                         Statements of Partners' Capital
              For the Years Ended December 31, 1994, 1995 and 1996


                                              Limited
                                              Partner          Limited           General
                                               Units          Partners          Partners           Total

Balance, December 31, 1993                    296,069        $5,688,190         $(20,090)       $5,668,100
Distributions ($3.01 per
  Limited Partner Unit)                             -          (890,114)          (8,972)         (899,086)
Net income                                          -             6,366               64             6,430
                                              -------        ----------         --------        ----------
Balance, December 31, 1994                    296,069         4,804,442          (28,998)        4,775,444
Distributions ($1.84 per
  Limited Partner Unit)                             -          (544,202)          (5,497)         (549,699)
Net loss                                            -          (554,009)          (5,596)         (559,605)
                                              -------        ----------         --------        ----------

Balance, December 31, 1995                    296,069         3,706,231          (40,091)        3,666,140
Distributions ($2.00 per
  Limited Partner Unit)                             -          (593,451)          (5,994)         (599,445)
Net loss                                            -          (582,633)          (5,885)         (588,518)
                                              -------        ----------         --------        ----------

Balance, December 31, 1996                    296,069        $2,530,147         $(51,970)       $2,478,177
                                              =======        ==========         ========        ==========










See accompanying notes.

                           JetFleet(TM) Aircraft, L.P.
                            Statements of Cash Flows


                                                                                  Year Ended December 31,
                                                                          1996           1995             1994


Operating activities:
     Net (loss) income                                            $ (588,518)   $ (559,605)   $   6,430
     Adjustments to reconcile net (loss)
       income to net cash provided
       by operating activities:
         Depreciation of aircraft                                  1,041,290     1,041,292      657,088
         Loss on sale of
           interest in aircraft                                            -             -      219,885
         Amortization of organization costs                            1,649         8,404       12,854
         Change in operating assets and liabilities:
           Reserves receivable from lessee                            (4,688)            -       18,035
           Accounts payable                                          (12,109)      (12,591)      13,600
           Accrued maintenance costs                                 (33,707)      (14,847)      73,831
           Prepaid rents                                               8,890             -            -
           Unearned interest income                                  (45,417)      (70,019)      (3,140)
           Deferred income                                                 -             -      (40,823)
           Receivable from affiliates                                 45,856       (45,856)           -
           Payable to affiliates                                     (44,257)       32,078      (11,327)
                                                                 -----------    ----------    ---------
     Net cash provided by operating activities                       368,989       378,856      946,433
                                                                 -----------    ----------    ---------

Investing activities:
     Sales of interests in aircraft                                        -             -      423,316
     Purchase of interest in aircraft                                      -             -     (406,750)
     Payments received on capital lease                              165,000       150,000       45,000
                                                                 -----------    ----------    ---------
     Net cash provided by
        investing activities                                         165,000       150,000       61,566
                                                                 -----------    ----------    ---------
Financing activities
     Distributions                                                  (599,445)     (549,699)    (899,086)

Net (decrease) increase in cash                                      (65,456)      (20,843)     108,913
Cash, beginning of period                                             96,184       117,027        8,114
                                                                 -----------    ----------    ---------
Cash, end of period                                              $    30,728    $   96,184    $ 117,027
                                                                 ===========    ==========    =========


Supplemental schedule of noncash investing and financing activities:

JetFleet(TM) entered into a capital lease for its interest in a DC-9 aircraft during 1994. In conjunction with the lease, a liability for unearned interest income was recorded at the beginning of the lease as follows:

     Minimum lease payments receivable ........................... $540,000
     Cost of interest of aircraft leased ......................... (406,750)
                                                                   --------
     Unearned interest income .................................... $133,250
                                                                   ========











See accompanying notes.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies

         Basis of presentation

         JetFleet(TM) Aircraft, L.P. ("JetFleet(TM)") is a California limited partnership formed on February 16, 1989 for the purpose of acquiring, on a world-wide cash basis, a portfolio of commercial aircraft which are already in service pursuant to triple net leases. The corporate general partner of JetFleet(TM) is CMA Capital Group ("Group"), a California corporation formed in February 1989. The individual general partners, Neal D. Crispin and Richard D. Koehler, are the founding principals of Group. Group is exclusively entitled to manage and control JetFleet's(TM) business. Capital Management Associates ("CMA"), an affiliated California corporation owned by Mr. Crispin, provides certain accounting and investor-related services for Group. JetFleet(TM) Management Corp. ("JMC") an affiliated California corporation formed in January 1994, and owned by the individual general partners and an officer of CMA, has been authorized to perform remarketing duties on behalf of JetFleet(TM). CKS Securities, Incorporated, an affiliated California corporation owned by Messrs. Crispin and Koehler, provides certain administrative and investor-related services for Group. JetFleet(TM) owns interests in certain aircraft in which JetFleet(TM) Aircaft II, L.P. ("JetFleet II(TM)"), an affiliated California limited partnership, also owns interests. JetFleet(TM) has had significant transactions with these affiliates as well as Range Systems Engineering, Aviation Enterprises 1988, Inc. ("AEI"), Eclipse Airlines, Inc. ("Eclipse"), an affiliate of AEI, The AGES Group, L.P., a Limited Partnership ("AGES"), National Airline Commission of Papua New Guinea (trading as Air Niugini) ("Air Niugini") and Air Tindi Limited ("Air Tindi").

         Aircraft under operating leases and aircraft held for operating leases

         The aircraft are recorded at cost. Depreciation is computed using the straight line method over the estimated economic lives of the aircraft. Beginning in 1995, the estimated economic life for the purpose of calculating depreciation of deHavilland Dash-7 aircraft was lowered from 12 to 8 years to reflect technological change. This change had the effect of increasing depreciation by $506,592 and increasing the net loss by $506,592, or $1.71 per Limited Partnership Unit outstanding in 1995.

         Investment in capital lease

         JetFleet's(TM) investment in the McDonnell Douglas DC-9-32 is recorded as an investment in a capital lease. The gross investment is recorded as lease payments receivable while the difference between the gross investment and the acquisition cost of the DC-9-32 is recorded as unearned interest income (see
Note 4).

         Organization and offering costs

         Pursuant to the terms of the Partnership Agreement, a non-accountable organizational and offering expense allowance, in an amount equal to 3% of limited partner capital contributions, was paid to Group for reimbursement of certain organizational and offering expenses incurred in connection with the formation and offering of units in JetFleet(TM). A portion of the allowance was capitalized as organization costs and is being amortized using the straight-line method over 60 months.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (continued)

         Organization and offering costs (continued)

         The remaining amount, along with sales commissions, investment banking fees, and due diligence reimbursements, has been reflected as a direct reduction of partners' capital contributions.

         Income taxes

         Income taxes are the liability of the individual partners; accordingly, the financial statements do not include any provision for income taxes. At December 31, 1996, assets and liabilities on a tax basis were approximately $1.5 million lower than on a book basis due to accelerated depreciation methods used for tax purposes.

         Cash balances

         As of December 31, 1996, JetFleet(TM) maintained cash balances of $20,756 in a large open-end money fund, which is not federally insured.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Allocation of Income, Losses and Distributions

         Pursuant to the Partnership Agreement, all revenues and expenses and income and losses are generally allocated 99% to the limited partners and 1% to the general partners. Cash distributions from JetFleet's(TM) operations are made 99% to the limited partners and 1% to the general partners.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements


3.       Aircraft Under Operating Leases and Aircraft Held for Operating Leases

         Boeing 727-231 aircraft

         In 1989 and 1990, JetFleet(TM) acquired a 100% interest in a Boeing 727-231 aircraft ("Boeing 727") for $6,090,000. Acquisition and legal fees were capitalized to bring the total investment in the Boeing 727 to $6,185,408. In 1991, JetFleet(TM) recorded a provision for impairment in value of the Boeing 727 of $3,740,434 to reduce the recorded value at December 31, 1991 to $1,500,000.

         At the time the Boeing 727 was purchased, it was under an initial lease (the "Initial Lease") to Trans World Airlines, Inc. ("TWA") through January 1994. In two amendments to the Initial Lease in March 1991 and March 1992, JetFleet(TM) agreed to lower monthly rental amounts while maintaining the lease expiration date at January 31, 1994.

         A third amendment provided for rent equal to based on hourly usage, paid monthly, and extended the lease expiration date to April 11, 1994. TWA paid a total of $134,820 over the term of the third amendment.

         On April 18, 1994, JetFleet(TM) sold the Boeing 727 for $445,000 to Amtec Jet, Inc., incurring a loss of $219,885.

         deHavilland aircraft

         In 1991, JetFleet(TM) purchased undivided interests in a deHavilland DHC-7-102 aircraft, serial number 57 ("S/N 57"), for $4,989,693 including acquisition costs of $74,613. As a result of these purchases, JetFleet(TM) held a 99.9% undivided interest in S/N 57, and the seller retained the remaining .1% undivided interest at December 31, 1991. During 1992, an affiliate of the seller purchased an additional undivided interest of 4.0% in S/N 57 for $196,800, the same price for which it was originally sold to JetFleet(TM). JetFleet(TM) recognized a gain of $15,488 in connection with this transaction. On April 30, 1992, JetFleet II(TM) purchased that 4.0% undivided interest in S/N 57 for $196,800, the same price for which it was originally sold to JetFleet(TM).

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements


3. Aircraft Under Operating Leases and Aircraft Held for Operating Leases (continued)

         deHavilland aircraft (continued)

         S/N 57 was subject to a triple net lease with Johnson Controls World Services, Inc. ("JCWS") under an eight year contract, which commenced in 1986, with the United States Army for use in the Marshall Islands at the site of the Army's deep space research center where missile guidance systems are tested. During 1994 the lease was extended, at reduced rent, through September 30, 1995. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). During 1995 the lease was extended through September 30, 1996. During 1996 the lease was extended, at reduced rent, through September 30, 1998.

         JetFleet(TM) purchased a 24.37% undivided interest in a deHavilland DHC-7-103, serial number 72 ("S/N 72"), on November 15, 1991 for $1,558,320 including acquisition costs of $28,820. JetFleet(TM) purchased its undivided interest from CMA at CMA's cost. CMA purchased a 100% undivided interest in S/N 72 on November 15, 1991, at a cost of $6,277,006, for the purpose of reselling undivided interests to JetFleet(TM) and JetFleet II(TM). JetFleet II(TM) purchased CMA's undivided interests, as funds were raised in the offering of limited partnership units in JetFleet II(TM). JetFleet II(TM) and AEI own the remaining 75.53% and 0.10% undivided interests, respectively, at December 31, 1996.

         At the time the undivided interest in S/N 72 was purchased, S/N 72 was subject to the same United States Army contract as S/N 57.

         Under the terms of the sales agreements for S/N's 57 and 72, AEI, the seller of both aircraft, receives 4% of monthly lease revenues during the first eight years of the lease in return for providing remarketing and certain other services in connection with the lease, release and resale of the aircraft.

         Upon the return of S/N 72 by JCWS, discussed below, a collision-avoidance radar system ("TCAS") was installed on the aircraft in order to comply with FAA regulations regarding commercial airline operations. In connection with the TCAS installation, JetFleet(TM) paid and capitalized $35,211 which represents its pro rata share of the cost. This amount is being depreciated over the remaining useful life of S/N 72.

         In April 1993, JetFleet(TM) was notified that JCWS would not renew the lease of one of the aircraft. As a result of subsequent negotiations, JetFleet(TM), JetFleet II(TM) and AEI (collectively, the "Co-Owners") agreed to terminate the initial lease on S/N 72 as of June 25, 1993, after the airplane had been fully inspected to confirm that it had been returned in the condition required under the lease.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements


3. Aircraft Under Operating Leases and Aircraft Held for Operating Leases (continued)

         deHavilland aircraft (continued)

         AEI was obligated for up to six months of rental payments for the early termination of S/N 72, net of rent payments received on S/N 72 and economic adjustments received during the period. JCWS agreed to pay an economic adjustment totaling $242,893 to the Co-Owners of S/N 72. This payment was based upon the difference between the condition of certain aircraft components at the time of S/N 72's delivery to JCWS and the time of its return to the Co-Owners. JetFleet(TM) received $12,376 from JCWS' payment of the economic adjustment, as well as $9,243 of additional rent from AEI. JCWS paid the economic adjustment during February 1994; AEI's obligation was fulfilled in January 1994.

         On August 13, 1993, S/N 72 was re-leased to Eclipse. The lease (the "Eclipse Lease") was a triple net lease with a term of one year, except that it could be canceled by any party on 30 days' notice. The rental amount, paid monthly, was equal to $400 per hour of usage during the month.

         On October 19, 1993, due to an event of default by Eclipse under the Eclipse Lease, the Co-Owners terminated the Eclipse Lease and repossessed the aircraft. Since Eclipse had no immediate need for S/N 72, Eclipse and the Co-Owners agreed that the Co-Owners would enter into a short-term lease with another party, at the expiration of which the Eclipse lease would be reinstated. At the same time, Eclipse paid all overdue rent and reserve charges. The Co-Owners and Eclipse mutually agreed in June 1994 not to reinstate the Eclipse Lease.

         On December 22, 1993 the Co-Owners entered into a lease (the "AGES Lease") with AGES for a term not to exceed ninety days at a monthly rental rate of $38,800. AGES had subleased S/N 72 to Alas Chiricanas S.A., a corporation conducting business in the Republic of Panama. The lease was subsequently extended until September 1, 1994. JetFleet(TM) collected a total of $78,351 in rents from AGES during the term of the lease.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements

3. Aircraft Under Operating Leases and Aircraft Held for Operating Leases (continued)

         deHavilland aircraft (continued)

         S/N 72 was re-leased on March 22, 1995 to Air Niugini for a term of six months. The lease was subsequently extended until October 31, 1995. JetFleet(TM) collected a total of $53,060 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet(TM) its pro-rata share of maintenance costs of $31,710. Upon its return by Air Niugini and at the direction of JetFleet(TM) management, S/N 72 again underwent certain scheduled maintenance and other repair work.

         On April 25, 1996, S/N 72 was leased to Air Tindi for a term of thirty-six months. Air Tindi has provided a letter of credit which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet(TM) its pro-rata share of maintenance costs per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories. During 1996, JetFleet(TM) collected a total of $104,182 of rent from Air Tindi.

         Future minimum rents

         The following is a schedule of future minimum rental income by year under the existing leases:

                                    Year                                  Amount

                                    1997                        $  581,967
                                    1998                           471,203
                                    1999                            34,727
                                                                ----------

                                    Total                       $1,087,897
                                                                ==========

         Detail of investment

         The  following   schedule   provides  an  analysis  of   JetFleet's(TM)
investment in aircraft under operating leases and aircraft held for operating leases as of December 31, 1995, additions during 1996 and as of December 31, 1996:


                               December 31,                     December 31,
                                  1995          Additions          1996
                                  ----          ---------          ----

S/N 57                          $ 4,790,106    $         -      $ 4,790,106
S/N 72                            1,593,531              -        1,593,531
                                -----------    -----------      -----------
                                  6,383,637              -        6,383,637
Less accumulated
  depreciation                   (3,014,002)    (1,041,290)      (4,055,292)
                                -----------    -----------      -----------
                                $ 3,369,635    $(1,041,290)     $ 2,328,345
                                ===========    ===========      ===========

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements

3. Aircraft Under Operating Leases and Aircraft Held for Operating Leases (continued)

         Detail of investment

         The following schedule provides an analysis of JetFleet's(TM) investment in aircraft under operating leases and aircraft held for operating leases and the related accumulated depreciation for the years ended December 31, 1994, 1995 and 1996:


                                                                 Accumulated
                                          Cost                  Depreciation                    Net

Balance,
  December 31, 1993                   $ 8,828,611           $(3,117,395)            $ 5,711,216

Additions                                 406,750              (657,088)               (250,338)
Sales                                  (2,851,724)            1,801,773              (1,049,951)
                                      -----------           -----------             -----------
Balance,
  December 31, 1994                     6,383,637            (1,972,710)              4,410,927

Additions                                       -            (1,041,292)             (1,041,292)
                                      -----------           -----------             -----------
Balance,
  December 31, 1995                     6,383,637            (3,014,002)              3,369,635

Additions                                       -            (1,041,290)             (1,041,290)
                                      -----------           -----------             -----------
Balance,
December 31, 1996                     $ 6,383,637           $(4,055,292)            $ 2,328,345
                                      ===========           ===========             ===========




4.       Investment in Capital Lease

         McDonnell Douglas DC-9-32

         On December 16, 1994, JetFleet(TM) purchased a 50.00% undivided interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"), for $400,000. JetFleet II(TM) purchased the remaining 50.00% interest at the same time. The DC-9 was leased back to the seller, Interglobal, Inc. for thirty-six months at a monthly rate of $30,000, of which JetFleet(TM) is entitled to $15,000 (the "DC-9 lease"). The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to Aero California S.A. de CV. As discussed in Note 1 above, JetFleet's(TM) investment in the DC-9 is being accounted for as a capital lease. The investment is essentially a financing in which JetFleet(TM) will recover its investment over the term of the lease. Interglobal, Inc. has a purchase option for a nominal amount which may be exercised upon expiration of the DC-9 lease. In 1996, JetFleet(TM) recorded $45,417 of interest income attributable to the DC-9 lease.

                           JetFleet(TM) Aircraft, L.P.
                          Notes to Financial Statements

4.       Investment in Capital Lease

         Future minimum lease payments

         The following is a schedule of maturities of lease payments receivable and recognition of unearned interest income:


                                         Collection            Interest
                                            on                  Income
                        Year             Receivable           Recognition

                        1997              180,000               14,674


5.       Related Party Transactions

         Group is entitled to receive base management, incentive management and re-lease fees in any year in which the annualize rate of distributions is equal to or greater than the Preferred Return. There was no accrual or payment of the base management, incentive management or re-lease fees for 1994, 1995 and 1996 since the annualized rate of distributions in those years did not meet the Preferred Return.

         Group is also entitled to receive a subordinated resale fee with respect to each Aircraft sold by JetFleet(TM). Group and BankAmerica agreed to forego the re-lease and resale fees on the Boeing 727 aircraft for any re-leases or sales of that aircraft subsequent to its return by TWA. Re-lease fees and resale fees, however, were paid to a third party.

         JetFleet(TM) pays for all direct, indirect, administrative and overhead expenses incurred on its behalf by Group and its affiliates. In 1996, 1995 and
1994,  $93,794,   $63,826  and  $53,807,  respectively,  was  reimbursable  by
JetFleet(TM) to Group or its affiliates in connection with the administration and management of JetFleet(TM).

         All of the above fees payable by JetFleet(TM) to Group were paid to Group which in turn reimbursed CMA or its affiliates, which have incurred all costs in connection with the organization and offering of units in, and the administration and management of, JetFleet(TM).




ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              DISCLOSURE

                  JetFleet(TM)  had  no  changes  in  or   disagreements  with
accountants during the years ended December 31, 1995 and 1996.

                                    PART III

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS

General

                  JetFleet(TM) is a limited partnership and has no directors or executive officers. The Corporate General Partner of JetFleet(TM) is CMA Capital Group, a California corporation formed in February 1989 and a wholly-owned subsidiary of CMA Capital Corporation (which was formed in January 1989). The Individual General Partners, Neal D. Crispin and Richard D. Koehler, are the founding principals of the Corporate General Partner. The General Partners are responsible for the management and operation of the business of JetFleet(TM). The Corporate General Partner is designated by the Partnership Agreement as JetFleet's(TM) Managing General Partner and, as such, is responsible for most management decisions. The Corporate General Partner generally has responsibility for supervising JetFleet's(TM) day-to-day operations, including compliance with legal and regulatory requirements, and is responsible for cash management, distributions to Unitholders and communications between JetFleet(TM) and the Unitholders. The Partnership Agreement authorizes the Corporate General Partner, in its sole discretion, to acquire, hold title to, sell, lease, re-lease or otherwise dispose of the Aircraft or any interest therein, on behalf of JetFleet(TM) when and upon such terms as the Corporate General Partner determines to be in the best interests of JetFleet(TM), subject to certain limitations set forth in the Prospectus. As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet(TM) (see "Business" above).


Directors and Officers

                  The directors, executive officers and key employees of the Corporate General Partner, each of whom serves until his successor is elected and qualified, are as follows:


     Name                                Position Held

Neal D. Crispin                 President, Chief Executive Officer,
                                 Chief Financial Officer and
                                 Chairman of the Board of Directors of
                                 the Corporate General Partner

Richard D. Koehler              Executive Vice President and Director
                                 of the Corporate General Partner

Richard D. Fitzsimmons          Aircraft Portfolio Manager of the
                                 Corporate General Partner


                  Neal D. Crispin, age 51, is the Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Corporate General and President and Director of JMC. From 1983 to the present, he has also served as the Chief Executive Officer and Chairman of the Board of Directors of Capital Management Associates, a corporation involved in the development and management of investor-funded equipment leasing programs. Before forming Capital Management Associates in 1983, from 1981 to 1983 Mr. Crispin was Vice President
- Finance of Highlands Energy Corporation, an oil and gas company, and prior to 1981 was a Manager with Arthur Young & Company, certified public accountants. He received a Bachelors degree in Economics from the University of California, Santa Barbara and a Masters degree in Business Administration from the University of California, Berkeley. Mr. Crispin is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

                  Richard D. Koehler, age 52, is the Executive Vice President and a Director of the Corporate General Partner and the President of CMA Capital Corporation. From 1983 to the present, Mr. Koehler has also served as the Executive Vice President and a Director of Capital Management Associates. From 1985 to the present, Mr. Koehler has served as the President and a registered principal of CKS Securities, Incorporated (formerly Northwestern Capital Management, Incorporated), a broker-dealer involved in the syndication of direct participation programs and the managing broker-dealer with respect to the JetFleet(TM) offering. Prior to 1983, Mr. Koehler was Director of the Kansas City regional office of the National Association of Securities Dealers, Inc. ("NASD"). Previously, Mr. Koehler was Assistant Director of the San Francisco regional office of the NASD and served as national coordinator of all anti-fraud actions brought by the NASD. Mr. Koehler received a Bachelors degree from Thiel College in Greenville, Pennsylvania.

                  Richard D. Fitzsimmons, age 72, is Aircraft Portfolio Manager of the Corporate General Partner and a member of the JMC Advisory Board. He has over 38 years of experience in the aircraft industry. From 1972 until his retirement in 1983, Mr. Fitzsimmons served McDonnell Douglas Corporation in various capacities of increasing responsibility, including Director of Advanced Engineering - Commercial Programs and Director of Advanced Program Engineering. From 1970 to 1972, Mr. Fitzsimmons served as Assistant for Aeronautics, National Aeronautics and Space Council, in the Executive Office of the President of the United States, with principal responsibility for the content and preparation of a comprehensive report to the President on the aerospace manufacturing and air transport industries. Prior to 1980, Mr. Fitzsimmons spent 24 years at The Boeing Company in various positions of increasing responsibility including Director - Product Research. Mr. Fitzsimmons has served as an advisor to the Federal Aeronautics Administration. He received a Bachelor of Science degree in Aeronautical Engineering from the University of Washington in 1946.

The Individual General Partners

                  Messrs., Crispin and Koehler are the Individual General Partners of JetFleet(TM). Together with the Corporate General Partner, they have responsibility for the overall management and operation of the business of JetFleet(TM). Either Individual General Partner may resign from JetFleet(TM) under the conditions set forth in the Partnership Agreement and may be removed by a majority vote of the Unitholders.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities  Exchange Act of 1934 requires
JetFleet's(TM)  general   partners  and  persons  who  own  more  than  10%  of
JetFleet's(TM) Units, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Units and other equity securities of JetFleet(TM). General Partners and 10% Unitholders are required by SEC regulation to furnish JetFleet(TM) with copies of all Section 16(a) forms they file.

                  To JetFleet's(TM) knowledge, based solely upon a review of Forms 3 furnished to JetFleet(TM) pursuant to Rule 16a-3(e) during 1996, no person who, at any time during 1996, was a General Partner or beneficial owner of more than 10% of the Units failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) during 1996 or prior years.


ITEM 11:  EXECUTIVE COMPENSATION

                  JetFleet(TM) is a limited partnership and has no employees, officers or directors. The following is a summary of the compensation and reimbursements paid to the General Partners and their affiliates by JetFleet(TM) for the years ended December 31, 1994, 1995 and 1996.


Compensation

                  The Corporate General Partner is entitled to receive a base management fee, a re-lease fee, an incentive management fee and a resale fee. All such fees are subordinated in any given year to the minimum payment of distributions to the limited partners in an amount equal to 8% of their outstanding capital. In accordance with the Partnership Agreement, portions of the re-lease fee, the incentive management fee and the resale fee paid to the Corporate General Partner are re-allowed to BankAmerica. JetFleet's(TM) average distribution rate during 1996 was 4%. Therefore, no fees were payable to the Corporate General Partner.

                  The Corporate General Partner's base management fee is equal to 1.5% of gross rentals received by JetFleet(TM) from the rental of its aircraft (which gross rentals will be net of any re-lease fee payable to the Corporate General Partner). No base management fees were payable in 1994, 1995 or 1996.

                  In the event that, after the expiration of any initial lease on JetFleet's(TM) aircraft, the lease is renewed or the aircraft is released, the Corporate General Partner will be entitled to receive a subordinated re-lease fee in the amount of 3.5% of gross rentals from such renewal or release (which re-lease fee will be reduced to the extent any release fees are paid to independent third parties rendering services in connection with such re-lease). Approximately 43% of any release fee paid to the Corporate General Partner will, in turn, be paid to BankAmerica. No re-lease fees were payable in 1994, 1995 or 1996.

                  The Corporate General Partner is also entitled to receive a subordinated incentive management fee in an amount equal to 2.5% of certain cash flow and sales proceeds during the first four years after November 17, 1989, the initial closing date (40% of the fee is payable to BankAmerica). Thereafter, the fee is equal to 3% of cash flow and sales proceeds (33-1/3% of this 3% is payable to BankAmerica). No incentive management fees were payable in 1994, 1995 or 1996.

                  As mentioned above, the Corporate General Partner has authorized JMC to perform remarketing duties on behalf of JetFleet(TM). JMC and other third parties who perform such services receive payment for those services regardless of whether or not the base management, incentive management or re-lease fees are paid. If base management, incentive management or re-lease fees are payable within a given year, such fees would be reduced to the extent that any payments are made to JMC or other third parties performing such remarketing duties.

                  In the event of a sale of any of JetFleet's(TM) aircraft, the Corporate General Partner is be entitled to receive a subordinated resale fee (66-2/3% of which would be payable to BankAmerica) equal to 3% of the sales price. This resale fee is reduced to the extent any resale fee is paid to independent third parties rendering services in connection with such resale. BankAmerica agreed to forego the re-lease fee and resale fee on the Boeing 727 aircraft for any re-leases or sales of that aircraft arranged by other parties subsequent to its return by TWA. JetFleet(TM) paid a total of $22,970 in fees to TechEquiplease, a third party re-lease and re-sale agent retained by Group, in connection with the third lease amendment and the sale of the Boeing 727 during 1994.

                  The Corporate General Partner is entitled to receive 1% of JetFleet's(TM) distributions to its partners, and is allocated, in general, 1% of JetFleet's(TM) income and losses for federal income tax purposes. The Corporate General Partner's share of the distributions made during 1994, 1995 and 1996 was $8,972, $5,497 and $5,994, respectively.


Reimbursement

                  Each General Partner or affiliate of a General Partner is entitled to receive reimbursement from JetFleet(TM) for certain general and administrative expenses which the General Partner or affiliate incurs on JetFleet's(TM) behalf. No reimbursement is allowed for any rent or utilities expenses that might be incurred by a General Partner or affiliate or for salaries, fringe benefits, general travel expenses or similar expenses of any officer, director or holder of 5% or more of the shares of capital stock of the Corporate General Partner. In 1994, 1995 and 1996, $53,807, $63,826 and $93,794,
respectively, was reimbursable by JetFleet(TM) to the Corporate General Partner or its affiliates.


ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  No person is known to JetFleet(TM) to be the beneficial owner of more than 5% of the Units. Neal D.Crispin, an Individual General Partner and President of the Corporate General Partner, and an officer of Capital Management Associates jointly own 200 Units. No other officer or director of the Corporate General Partner beneficially owns any Units except that Richard D. Fitzsimmons, Aircraft Portfolio Manager of the Corporate General Partner, owns 2,400 Units.

                  Together the Individual General Partners own 100% of the issued and outstanding capital stock of CMA Capital Corporation which, in turn, owns 100% of the issued and outstanding capital stock of the Corporate General Partner.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  Crispin Koehler Securities, the managing broker-dealer of the offering of Units, is a wholly-owned subsidiary of Crispin Koehler Holding Corp. Crispin Koehler Securities was formerly named CKS Securities, Incorporated, but changed its name in connection with its sale by CMA Capital Corporation during 1996. Crispin Koehler Holding Corp., in turn, is owned 100% by the Individual General Partners. Crispin Koehler Securities has acted as the dealer-manager with respect to the vast majority of the prior programs sponsored by affiliates of the General Partners.

                  The common stock of JetFleet(TM) Management Corp., an aircraft management, marketing and financing company authorized to perform remarketing duties on behalf of JetFleet(TM), is owned 100% by the Individual General Partners and an officer of CMA.

                  Over the term of the offering of Units, compensation was paid to the Corporate General Partner for non-accountable organization and offering costs and to Crispin Koehler Securities, Incorporated for sales commissions, investment banking and due diligence fees in accordance with the Prospectus dated June 9, 1989.

                  As described in Items 1 and 2, JetFleet(TM) and JetFleet II(TM) own undivided interests in the same aircraft (S/N 57, S/N 72 and the DC-9). During the first half of 1992, JetFleet(TM) sold undivided interests totaling 4.00% to an affiliate of the seller for the same price for which they were originally sold to JetFleet(TM). JetFleet II(TM) subsequently purchased a 4.00% undivided interest in S/N 57 from the affiliate of the seller for an equal price.

                  Both JetFleet(TM) and JetFleet II(TM) purchased their undivided interests in S/N 72 from CMA (an affiliate) at CMA's cost. CMA had purchased the interests for the purpose of resale to JetFleet(TM) and JetFleet II(TM).

                  In connection with JetFleet's(TM) purchases of S/N 57 and S/N 72, JetFleet(TM) reimbursed CMA $887 and $5,877, respectively, in 1991 for costs incurred in connection with the acquisition of S/N 57 and S/N 72. See notes 2 and 3 to the notes to JetFleet's(TM) accompanying financial statements.

                                     PART IV

ITEM 14:  EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Schedules

                  (1)    Financial Statements for JetFleet(TM) Aircraft, L.P.:

                         Report of Independent Auditors - Vocker Kristofferson and Co.
                         Balance Sheets as of December 31, 1996 and 1995 Statements of Operations for the years ended
                          December 31, 1996, 1995 and 1994
                         Statements of Partners' Capital for the years ended
                          December 31, 1996, 1995 and 1994
                         Statements of Cash Flows for the years ended
                          December 31, 1996, 1995 and 1994
                         Notes to Financial Statements

                  (2)     Schedules:

                          All schedules have been omitted since the required information is presented in the financial statements or is not applicable.

         (b)      Reports on Form 8-K for the Fourth Quarter of 1996

                  None

         (c)      Exhibits

                  Number                        Exhibit

                  10.41 Amendment to Aircraft Lease Agreement between Raytheon and Registrant dated February 4, 1997

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.


                           JETFLEET(TM) AIRCRAFT, L.P.

                                 By:     CMA Capital Group,
                                         Managing General Partner


                                        By:/s/ Neal D. Crispin
                                           Neal D. Crispin
                                           Title:  Chief Executive Officer


                Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 28, 1997.

        Signature                                     Title




    /s/ Neal D. Crispin               Chief Financial Officer, Chief Executive
    Neal D. Crispin                   Officer and Chairman of the Board of
                                      Directors of the Managing General Partner



    /s/ Richard D. Koehler            Executive Vice President and Director of
    Richard D. Koehler                the Managing General Partner