Form 10-Q
period 1997-03-31
JETFLEET AIRCRAFT L P
filed 1997-05-15
CIK 846927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q




[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

or

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

               1440 Chapin Avenue, Suite 310
                    Burlingame, California
         (Address of principal executive office)
                            94010
                        (Zip Code)
                      (415) 696-3900
       Registrant's telephone number, including area code:
                         94-3087300
          (I.R.S. Employer Identification No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.          X      Yes           No



On May 14, 1997, 296,069 Limited Partnership Units were outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


JetFleet Aircraft, L.P.
Balance Sheets


ASSETS


                                             March 31,     December 31,
                                               1997           1996
                                            (Unaudited)
                                             -----             ----
Current assets:

          Cash                              $     81,685     $     30,728
          Lease payments receivable              150,000          180,000
          Reserves receivable from lessee              -            4,688
                                            ------------     ------------
          Total current assets                   231,685          215,416

   Aircraft under operating leases and
     aircraft held for operating leases, net of
     accumulated depreciation of $4,315,615
     in 1997 and $4,055,292 in 1996            2,068,022        2,328,345
                                            ------------     ------------
                                            $  2,299,707     $  2,543,761
                                            ============     ============
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

          Accounts payable                  $     13,560     $     16,743
          Accrued maintenance costs               43,237           25,277
          Prepaid rents                            8,890            8,890
          Unearned interest income                 7,892           14,674
                                            ------------     ------------
Total liabilities                                 73,579           65,584

Partners' capital                              2,226,128        2,478,177
                                            ------------     ------------
                                            $  2,299,707     $  2,543,761
                                            ============     ============

See accompanying notes.

                  1

JetFleet Aircraft, L.P.
Statements of Operations
(Unaudited)


                                              For the Three Months
                                                Ended March 31,
                                                 1997     1996

Revenues:

          Rental income                      $   139,672     $   127,048
          Interest income                          6,987          13,973
                                             -----------     -----------
                                                 146,659         141,021

Costs and expenses:

          General and administrative              22,318          32,666
          Maintenance costs                            -          35,000
          Depreciation of aircraft               260,323         260,322
                                             -----------     -----------
                                                 282,641         327,988
                                             -----------     -----------
Net loss                                     $ < 135,982>    $ < 186,967>
                                             ===========     ===========
Allocation of net loss:

          General partners                   $   < 1,360>    $    <1,870>
          Limited partners                     < 134,622>       <185,097>
                                             -----------     -----------
                                             $ < 135,982>    $  <186,967>
                                             ===========     ===========
          Per Limited Partnership Unit       $    < 0.45>    $    < 0.63>
                                             ===========     ===========
Limited Partnership
 Units outstanding                               296,069         296,069
                                             ===========     ===========








See accompanying notes.

JetFleet Aircraft, L.P.
Statements of Cash Flows
(Unaudited)

                                                   For the Three Months
                                                     Ended March 31,
                                                     1997     1996
Net cash provided by operating activities        $   137,024    $     38,232

Investing activities-
          Payments received on capital lease          30,000          45,000

Financing activities -
          Distributions                            < 116,067>      < 115,370>
                                                 -----------    ------------

Net increase / <decrease> in cash                     50,957         <32,138>
                                                 -----------    ------------

Cash, beginning of period                             30,728          96,184

Cash, end of period                              $    81,685    $     64,046
                                                 ===========    ============

























See accompanying notes.

                    JetFleet Aircraft, L.P.
                 Notes to Financial Statements
                     March 31, 1997
                        (Unaudited)


1.     Basis of Presentation

     JetFleet Aircraft, L.P. ("JetFleet"), a California limited partnership, was formed on February 16, 1989 and commenced operations in November
1989.
The accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of CMA Capital Group, the Corporate General Partner, necessary for a fair presentation of the financial results for such periods. The results of operations for such periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the Summary of Significant Accounting Policies and other notes to financial statements included in JetFleet's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     During 1994, the lease with JCWS for S/N 57 was extended through September 30, 1995, at reduced rent. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems
Engineering,
a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet's management anticipates that the lease will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996 and, during 1996, an agreement was reached to extend the lease for S/N 57 through September 30, 1998 at a reduced rental rate, with an option to extend the term for two additional years.

                               JetFleet Aircraft, L.P.
                               Notes to Financial Statements
                                   March 31, 1997
                                      (Unaudited)

2.     Aircraft Under Operating Leases (continued)


     S/N 72, which, at the time of purchase, was subject to the same contract with JCWS as S/N 57, was returned by JCWS during June 1993. In August 1993, S/N 72 was leased to Eclipse Airlines. Upon its return from Eclipse, S/N 72 was leased to The AGES Group, L.P. ("AGES") for the period December 22, 1993 through September 1, 1994. Upon its return by AGES, S/N 72 underwent certain scheduled maintenance and other repair work.

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

     On April 25, 1996, S/N 72 was leased to Air Tindi Limited ("Air Tindi") for a term of thirty-six months. Air Tindi has provided a letter of credit which serves as a security deposit under the lease. In addition, Air Tindi pays JetFleet its pro-rata share of maintenance costs per hour of usage, which amount is to be applied for scheduled overhauls and inspections. Air Tindi is a regional airline headquartered in Yellowknife, Northwest Territories, Canada and provides charter and regularly scheduled flights throughout the Northwest Territories.

3.     Investment in Capital Lease

     McDonnell Douglas DC-9-32 Aircraft

     JetFleet owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"). The remaining 50.00% interest is owned by JetFleet II. The DC-9 is leased back to the seller, Interglobal, Inc. for thirty-six months (the "DC-9 Lease). The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to the Co-Owners. JetFleet's investment in the DC-9 is being accounted for as a capital lease. JetFleet recorded $6,782 of interest income attributable to the DC-9 Lease during the three months ended March 31, 1997.
                             5

                         JetFleet Aircraft, L.P.
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

4.     Subsequent Events

     On April 8, 1997 a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission disclosing a proposed consolidation of JetFleet and JetFleet II into a newly incorporated Delaware corporation, AeroCentury Corp. Upon effectiveness of the Registration Statement, the proposed consolidation will be submitted to the limited partners of JetFleet and JetFleet II for their approval. If the consolidation is approved, JetFleet and JetFleet II will cease to exist as independent entities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     At the end of the first quarter of 1997, JetFleet had cash balances of $81,685. This amount was held for the distribution made to the Unitholders in April 1997 and to pay accrued expenses.

     During the quarter, JetFleet's primary sources of liquidity were cash flows from leasing operations and capital lease payments. JetFleet's liquidity will vary in the future, increasing to the extent cash flows from operations exceed expenses, and decreasing as distributions are made to the Unitholders and to the extent expenses exceed cash flows from leases.

     JetFleet uses substantially all its operating cash flow to make cash distributions to its Unitholders. Since JetFleet's leases are triple net leases (the lessee pays operating and maintenance expenses, insurance and taxes), JetFleet does not anticipate that it will incur significant operating expenses in connection with ownership of its aircraft as long as they remain on lease. However, JetFleet incurred repair costs in 1996 for S/N 72 which were $35,000 in excess of the amounts collected from lessees. These repair costs are the result of maintenance performed to enhance the aircraft's marketability.

     Since May 1995, JetFleet has made distributions at an annualized rate of 4%. JetFleet currently has available adequate reserves to meet its immediate cash requirements.

     1997 versus 1996

     Cash flows from operations were approximately $137,000 and $38,000 during the first quarters of 1997 and 1996, respectively. The increase from year to year was partially due to a decrease in net loss of approximately $50,000 (see Results of Operations, below). In addition, during the first quarter of 1996, JetFleet paid for accrued maintenance costs of approximately $16,000, realized unearned income of approximately $14,000 and paid previously accrued expenses of approximately $5,000 to affiliates. During the first quarter of 1997, JetFleet received approximately $18,000 in maintenance reserves from lessees, and realized rent receivable from lessees of approximately $5,000 and unearned income of approximately $7,000.

     Cash flows from investing activities decreased $15,000 in 1997 because the rent due on the DC-9 for March 1997 was not received until April 1997.

     In 1997 and 1996, there were no financing sources of cash. Cash distributions to Unitholders were approximately the same from year to year.

Results of Operations

     JetFleet recorded net losses of <$135,982> and <$186,967> or <$0.45> and <$0.63> per Limited Partnership Unit outstanding for the three months ended March 31, 1997 and 1996, respectively. The decreased loss was primarily a result of the decreases of approximately $35,000 and $10,000 in maintenance and general and administrative costs, respectively, as well as an increase of approximately $12,000 in rental income. The increase in rental income was only partially offset by a decrease of approximately $7,000 in income recognized from the capital lease for the DC-9.

     1997 versus 1996

     Rental income was $12,000 higher during in 1997 versus due to the increased monthly rent received from S/N 72, which was only partially offset by the decreased monthly rent received for S/N 57. Interest income from the capital lease for the DC-9 was $7,000 lower in 1997 due to the decreasing lease payments receivable.

     There was no change in depreciation from 1996 to 1997.

     There was no accrual or payment of the base management, incentive management or re-lease fees for 1997 or 1996 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

     General and administrative expenses decreased approximately $10,000 from 1996 to 1997, due to a decrease in insurance expense associated with S/N 72.

     Maintenance costs decreased approximately $35,000 from 1996 to 1997 because JetFleet did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1997.

     JETFLEET AIRCRAFT, L.P.

<BTB>
By:             CMA Capital Group,
                Managing General Partner


               By: /S/ Neal D. Crispin
               Neal D. Crispin
               Title:  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 14, 1997.

<BTB>
Signature                      Title




/S/ Neal D. Crispin            Chief Executive and Chief Financial
---------------------          Officer and Chairman of the Board of
Neal D. Crispin                Directors of the Managing General
                               Partner



/S/ Richard D. Koehler         Executive Vice President and
------------------------       Director of the Managing General
Richard D. Koehler             Partner

EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule