Form 10-Q
period 1997-06-30
JETFLEET AIRCRAFT L P
filed 1997-08-14
CIK 846927

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

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

                                   94-3087300
                     (I.R.S. Employer Identification No.)

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



On August 12, 1997, 296,069 Limited Partnership Units were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               JetFleet Aircraft, L.P.
                                    Balance Sheets

                                        ASSETS

<BTB>
                                        June 30,    December 31,
                                         1997           1996
                                           ----           ----
                                       (Unaudited)
Current assets:

        Cash                          $    134,484    $    30,728
        Lease payments receivable           90,000        180,000
        Accounts receivable                 20,702              -
        Reserves receivable from lessee          -          4,688
                                          --------      ---------
        Total current assets               245,186        215,416
                                        ----------      ---------
Aircraft under operating leases and
    aircraft held for operating leases, net of
    accumulated depreciation of $4,575,938
    in 1997 and $4,055,292 in 1996       1,807,699      2,328,345
                                         ---------     ----------
                                      $  2,052,885    $ 2,543,761
                                       ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

        Accounts payable                $    30,705    $    16,743
        Accrued maintenance costs            58,347         25,277
        Prepaid rents                         8,890          8,890
        Unearned interest income              3,134         14,674
                                         ----------     ----------
Total liabilities                           101,076         65,584
                                         ----------      ---------
Partners' capital                         1,951,809      2,478,177
                                         ----------      ---------
                                        $ 2,052,885    $ 2,543,761
                                         ==========    ===========

See accompanying notes.

                               JetFleet Aircraft, L.P.
                              Statements of Operations
                                     (Unaudited)


<BTB>
                        For the Six Months       For the Three Months
                          Ended June 30,            Ended June 30,
                           1997    1996               1997    1996
                          -----    -----            -----    -----
Revenues:

    Rental income      $   277,472 $   276,322  $  137,801   $   149,274
    Interest income         11,744      26,384       4,757        12,411
                          --------     -------    --------      --------
                           289,216     302,706     142,558       161,685
                          --------     -------    --------      --------
Costs and expenses:

    Amortization of
       organization costs        -       1,030           -           405
    General and
       administrative       49,607      61,616      27,290        29,575
    Maintenance costs      (20,703)     35,000     (20,703)            -
    Depreciation of
       aircraft            520,646     520,645     260,323       260,323
                           -------     -------    --------      --------
                           549,550     618,291     266,910       290,303
                           -------     -------    --------      --------
Net loss               $  (260,334) $ (315,585) $ (124,352)  $ (128,618)
                          ========     =======    ========     ========
Allocation of net loss:

    General partners   $    (2,603) $  (3,155)  $  ( 1,244)  $   (1,286)
    Limited partners      (257,731)  (312,430)   ( 123,108)    (127,332)
                           --------    -------    ---------    --------
                       $  (260,334) $(315,585)  $( 124,352)  $ (128,618)
                           ========    =======    =========    ========
Per Limited
    Partnership Unit   $     (0.87) $   (1.06)  $    (0.42)   $   (0.43)
                           ========    =======    =========    ========
Limited Partnership
 Units outstanding         296,069    296,069      296,069      296,069
                          ========    =======     ========     ========















See accompanying notes.

                              JetFleet Aircraft, L.P.
                             Statements of Cash Flows
                                    (Unaudited)

<BTB>
                                               For the Six Months
                                                  Ended June 30,
                                                   1997    1996
                                                  -----  ------
Net cash provided by operating activities   $  279,790  $ 134,618

Investing activities-
        Payments received on capital lease      90,000     90,000

Financing activities -
        Distributions                         (266,034)  (265,322)
                                              --------   --------
Net increase / (decrease) in cash              103,756    (40,704)

Cash, beginning of period                       30,728     96,184
                                              --------   --------
Cash, end of period                         $  134,484  $  55,480
                                              ========   ========











See accompanying notes.

                               JetFleet Aircraft, L.P.
                            Notes to Financial Statements
                                   June 30, 1997
                                     (Unaudited)


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

    During 1994, the lease with JCWS for S/N 57 was extended through September 30, 1995, at reduced rent. A new contract with the United States Army commenced on February 15, 1995 for a term of two years with three two-year renewal options. The contract was awarded to Range Systems Engineering, a subsidiary of Raytheon Service Company ("Raytheon"). JetFleet's management anticipates that the lease will continue for as long as the underlying government contract continues, although there is no contractual requirement to this effect. During 1995 the lease was extended through September 30, 1996 and, during 1996, an agreement was reached to extend the lease through September 30, 1998 at a reduced rental rate, with an option to extend the term for two additional years.

                                JetFleet Aircraft, L.P.
                            Notes to Financial Statements
                                     June 30, 1997
                                      (Unaudited)

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

    On March 31, 1995, S/N 72 was leased to the National Airline Commission of Papua New Guinea ("Air Niugini") for a term of six months. The lease was subsequently extended until October 31, 1995. JetFleet collected a total of $53,060 in monthly lease payments from Air Niugini during the term of the lease. In addition, Air Niugini paid JetFleet its pro-rata share of maintenance costs of $31,710. Upon its return by Air Niugini, S/N 72 underwent certain scheduled maintenance and other repair work.

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

3.    Investment in Capital Lease

    McDonnell Douglas DC-9-32 Aircraft

    JetFleet owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"). The remaining 50.00% interest is owned by JetFleet II. The DC-9 is leased back to the seller, Interglobal, Inc. for thirty-six months (the "DC-9 Lease). The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to the Co-Owners. JetFleet's investment in the DC-9 is being accounted for as a capital lease. JetFleet recorded $11,539 of interest income attributable to the DC-9 Lease during the six months ended June 30, 1997.

4.    Other

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the second quarter of 1997, JetFleet had cash balances of $134,484. This amount was held for the distribution made to the Unitholders in July 1997 and to pay accrued expenses.

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

    1997 versus 1996

    Cash flows from operations increased approximately $145,000. The increase from year to year was partially due to a decrease in net loss of approximately $56,000 (see Results of Operations, below). During the first six months of 1997, JetFleet had cash inflows of approximately $33,000 in maintenance reserves from lessees and rent receivable from lessees of approximately $5,000. These cash inflows were partially offset by the recognition of approximately $11,000 of unearned income and the recording of a receivable of approximately $21,000 for reimbursement of maintenance costs previously expensed and paid. During the first six months of 1996, JetFleet's primary cash outflows consisted of accrued maintenance costs of approximately $42,000, previously accrued expenses of approximately $58,000 and unearned income of approximately $26,000. Such cash outflows were partially offset by payments on accounts receivable of approximately $44,000.

    There were no investing activities during the six months ended June 30, 1996 and 1997.

    In 1997 and 1996, there were no financing sources of cash.
Cash distributions to Unitholders were approximately the same from year to year.
Results of Operations

    JetFleet recorded net losses of ($260,334) and ($315,585) or ($0.87) and ($1.06) per Limited Partnership Unit outstanding in the six months ended June 30, 1997 and 1996, respectively, and net losses of ($124,352) and ($128,618) or ($0.42) and ($0.43) per
Limited Partnership Unit outstanding in the three months ended June 30, 1997 and 1996, respectively. The decreased loss for the six month periods was primarily a result of the decreases of approximately $56,000 and $12,000 in maintenance and general and administrative costs, respectively, which was only partially offset by a decrease of approximately $14,000 in income recognized from the capital lease for the DC-9.

    1997 versus 1996

    Rental income was approximately the same in the six month periods ended June 30, 1997, and approximately $11,000 less for the three month period of 1997 compared to 1996. The decrease for the three month period was primarily a result of the decreased rent for S/N 57. The decrease was partially offset by additional rent received for S/N 72 during the second quarter of 1997, which had been off lease during April 1996. Interest income from the capital lease for the DC-9 was $14,000 and $7,000 lower in the six month and three month periods ending June 30, 1997, respectively, due to the decreasing lease payments receivable.

    There was no change in depreciation from 1996 to 1997.

    There was no accrual or payment of the base management, incentive management or re-lease fees for 1997 or 1996 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

    General and administrative expenses decreased approximately $12,000 during the six months ended June 30, 1997 compared to the same period in 1996. In 1996, such expenses included insurance costs associated with S/N 72 during its off-lease. No insurance costs were incurred during the six month period in 1997. General and administrative expenses for the three month periods in 1996 and 1997 were approximately the same.

    Maintenance costs decreased approximately $56,000 and $21,000, for the six and three month periods ended June 30, 1997, respectively, compared to the same periods in 1996, because JetFleet did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease and because JetFleet recorded an adjustment of approximately $21,000 for the reimbursement of maintenance costs previously expensed and paid.


SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 1997.

    JETFLEET AIRCRAFT, L.P.

<BTB>
            By:           CMA Capital Group,
            Managing General Partner


            By:        /s/ Neal D. Crispin
                           ---------------------
            Neal D. Crispin
            Title:  Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on August 12, 1997.

<BTB>
              Signature          Title




 /s/ Neal D. Crispin       Chief Executive and Chief Financial
---------------------      Officer and Chairman of the Board of
Neal D. Crispin            Directors of the Managing General
                           Partner


  /s/ Richard D. Koehler      Executive Vice President and
--------------------          Director of the Managing General
Richard D. Koehler            Partner

EXHIBIT INDEX


Exhibit No.           Description       Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule