Form 10-Q
period 1997-09-30
JETFLEET AIRCRAFT L P
filed 1997-11-13
CIK 846927

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to


COMMISSION FIILE NUMBER:  0-19216


JETFLEET AIRCRAFT, L.P.
(Exact name of registrant as specified in its charter)


CALIFORNIA                                      94-3087300
(State or other jurisdiction                 (I.R.S. Employer
                                            Identification No.)
of incorporation or organization)

1440 CHAPIN AVE., SUITE 310                   94010
BURLINGAME, CALIFORNIA                       (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:
       (650) 696-3900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
 requirements for the past 90 days.     /X/   Yes / /  No


On November 13, 1997, 296,069 Limited Partnership Units were outstanding.


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                           JetFleet Aircraft, L.P.
                                 Balance Sheets

ASSETS

                                    September 30,     December 31,
                                         1997              1996
                                        -----             ------
                                    (Unaudited)
<BTB>
Current assets:

        Cash                           $    157,430    $    30,728
        Lease payments receivable            45,000        180,000
        Accounts receivable                  10,176              -
        Reserves receivable from lessee           -          4,688
        Total current assets                212,606        215,416

Aircraft under operating leases and
    aircraft held for operating leases,
    net of accumulated depreciation
    of $4,836,260 in 1997
    and $4,055,292 in 1996                1,547,377      2,328,345
                                       ------------    -----------
                                       $  1,759,983    $ 2,543,761
                                       ============    ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

        Accounts payable               $     17,279    $    16,743
        Accrued maintenance costs            58,199         25,277
        Prepaid rents                         8,142          8,890
        Unearned interest income                510         14,674
                                       ------------    -----------
Total liabilities                            84,130         65,584
                                       ------------    -----------
Partners' capital                         1,675,853      2,478,177
                                       ------------    -----------
                                       $  1,759,983    $ 2,543,761
                                       ============    ===========

See accompanying notes.



                                JetFleet Aircraft, L.P.
                               Statements of Operations
                                      (Unaudited)

                        For the Nine Months    For the Three Months
                         Ended September 30,    Ended September 30,
                          1997         1996       1997        1996
<BTB>
Revenues:

    Rental income     $  415,086 $  436,708  $  137,613 $   160,386
    Interest income       14,368     36,916       2,625      10,532
                      ---------- ----------  ---------- -----------
                         429,454    473,624     140,238     170,918

Costs and expenses:

    Amortization of
       organization costs      -      1,435           -         405
    General and
       administrative     55,570     90,024       5,962      28,408
    Maintenance costs    (20,703)    35,000           -           -
    Depreciation
       of aircraft       780,968    780,968     260,323     260,323
                      ---------- ----------  ---------- -----------
                         815,835    907,427     266,285     289,136
                      ---------- ----------  ---------- -----------
Net loss             $  (386,381)$ (433,803) $ (126,047) $ (118,218)
                      ========== ========== =========== ===========

Allocation of net loss:

    General partners   $  (3,864)$   (4,338) $  ( 1,260) $   (1,182)
    Limited partners    (382,517)  (429,465)  ( 124,787)   (117,036)
                      ---------- ----------  ---------- -----------
                       $(386,381)$ (433,803) $ (126,047) $ (118,218)
                      ========== ========== =========== ===========

    Per Limited
     Partnership Unit  $   (1.29)$    (1.45) $    (0.42) $    (0.40)
                      ========== ========== =========== ===========
Limited Partnership
 Units outstanding       296,069    296,069     296,069     296,069
                      ========== ========== =========== ===========



See accompanying notes.


                                  JetFleet Aircraft, L.P.
                                  Statements of Cash Flows
                                         (Unaudited)

                                           For the Nine Months
                                            Ended September 30,
                                               1997    1996
                                              -----    -----
<BTB>
Net cash provided by operating activities  $  407,645  $  268,211

Investing activities-
    Payments received on capital lease        135,000     135,000

Financing activities -
    Distributions                            (415,943)   (415,400)
                                            ---------   ---------
Net increase / (decrease) in cash             126,702     (12,189)

Cash, beginning of period                      30,728      96,184
                                            ---------   ---------
Cash, end of period                        $  157,430  $   83,995
                                            =========   =========






















See accompanying notes.



                                JetFleet Aircraft, L.P.
                            Notes to Financial Statements
                                 September 30, 1997
                                    (Unaudited)


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


                                 JetFleet Aircraft, L.P.
                               Notes to Financial Statements
                                   September 30, 1997
                                      (Unaudited)

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

3.    Investment in Capital Lease

    McDonnell Douglas DC-9-32 Aircraft

    JetFleet owns a 50.00% interest in a McDonnell Douglas DC-9-32, serial number 47236 (the "DC-9"). The remaining 50.00% interest is owned by JetFleet II. The DC-9 is leased back to the seller, Interglobal, Inc. for thirty-six months (the "DC-9 Lease"). The DC-9 is currently sub-leased to and being operated by Aero California S.A. de CV. As part of the sale and leaseback described above, Interglobal, Inc. assigned its rights under the sublease to the Co-Owners. JetFleet's investment in the DC-9 is being accounted for as a capital lease. JetFleet recorded $14,164 of interest income attributable to the DC-9 Lease during the nine months ended September 30, 1997.

4.    Other

    On April 8, 1997 a Registration Statement on Form S-4 was filed with the Securities and Exchange Commission disclosing a proposed consolidation of JetFleet and JetFleet II into a newly incorporated Delaware corporation, AeroCentury Corp. The Registration Statement was declared effective on September 23, 1997 and the proposed consolidation has been submitted to the limited partners of JetFleet and JetFleet II for their approval. If the consolidation is approved, JetFleet and JetFleet II will cease to exist as independent entities.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

    At the end of the third quarter of 1997, JetFleet had cash balances of $157,430. This amount was held for the distribution made to the Unitholders in October 1997 for the months of August and September and to pay accrued expenses.

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

    From May 1995 through September 1997, JetFleet made distributions at an annualized rate of 4%. JetFleet ceased cash distributions to its partners effective October 1, 1997. If the proposed consolidation discussed in Note 4 is not approved by the partners, JetFleet will use its cash flow to reinvest in additional aircraft assets. JetFleet currently has available adequate reserves to meet its immediate cash requirements.

    1997 versus 1996

    Cash flows from operations increased approximately $140,000. The increase from year to year was partially due to a decrease in net loss of approximately $48,000 (see Results of Operations, below). During the first nine months of 1997, JetFleet had cash inflows of approximately $33,000 in maintenance reserves from lessees and $5,000 of rent receivable. These cash inflows were partially offset by the recognition of approximately $14,000 of unearned income and the recording of a receivable of approximately $10,000 for rent receivable. During the first nine months of 1996, JetFleet's primary cash outflows consisted of accrued maintenance costs of approximately $59,000, previously accrued expenses of approximately $42,000 and unearned income of approximately $37,000. Such cash outflows were partially offset by payments on accounts receivable of approximately $46,000 and prepaid rent of approximately $11,000.

    There were no investing activities during the nine months ended June 30, 1997 and 1996.

    In 1997 and 1996, there were no financing sources of cash.
Cash distributions to Unitholders were approximately the same from year to year.

Results of Operations

    JetFleet recorded net losses of ($386,381) and ($433,803) or ($1.29) and ($1.45) per Limited Partnership Unit outstanding in the nine months ended September 30, 1997 and 1996, respectively, and net losses of ($126,047) and ($118,218) or ($0.42) and ($0.40) per
Limited Partnership Unit outstanding in the three months ended September 30, 1997 and 1996, respectively.

    1997 versus 1996

    Rental income decreased approximately $22,000 and for the nine month and three month periods ended September 30, 1997 compared to the same periods in 1996. The decreases were primarily a result of decreased rent for S/N 57, pursuant to the 1996 lease extension. The decreases were only partially offset by additional rent received for S/N 72 during the second quarter of 1997, which had been off lease during April 1996. Interest income from the capital lease for the DC-9 was $23,000 and $8,000 lower in the nine month and three month periods ending September 30, 1997, respectively, due to the decreasing lease payments receivable.

    There was no change in depreciation from 1996 to 1997.

    There was no accrual or payment of the base management, incentive management or re-lease fees for 1997 or 1996 as the annualized rate of distributions in those years did not meet the Preferred Return as defined in the Prospectus.

    General and administrative expenses decreased approximately $34,000 and $22,000 during the nine months and three months ended September 30, 1997 compared to the same periods in 1996. In 1996, such expenses included insurance costs associated with S/N 72 during its off-lease period. No insurance costs were incurred during 1997.

    Maintenance costs decreased approximately $56,000 for the nine month period ended September 30, 1997, compared to the same period in 1996, because JetFleet did not incur any repair costs in 1997 for S/N 72, as a result of it being on lease subject to a triple net lease and because JetFleet recorded an adjustment of approximately $21,000 for the reimbursement of maintenance costs previously expensed and paid. JetFleet incurred no maintenance costs during the three months ended September 30, 1997 or 1996.


SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1997.

    JETFLEET AIRCRAFT, L.P.

                                By:    CMA Capital Group,
                                Managing General Partner

<BTB>
                                By:       /s/ Neal D. Crispin
                                           ---------------------
                                           Neal D. Crispin
                                Title:     Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 13, 1997.


<BTB>
Signature                    Title



/s/ Neal D. Crispin          Chief Executive and Chief Financial
-------------------
Neal D. Crispin              Officer and Chairman of the Board of
                             Directors of the Managing General
                             Partner


/s/ Richard D. Koehler       Executive Vice President and
----------------------
Richard D. Koehler           Director of the Managing General
                             Partner

EXHIBIT INDEX


Exhibit No.           Description          Page No.
------------          ------------         ---------

EX-27                Financial Data Schedule